Form 10KSB
period 1996-12-31
BAP ACQUISITION CORP
filed 1998-04-02
CIK 743241

BAP ACQUISITION CORP.
			   1051 FIFTH AVENUE NORTH,
			   NAPLES, FL 34102-5818
			   TEL: (941) 261-3396
			   FAX: (941) 261-5031

			   MARCH 31, 1998

Ms. Barbara Jacobs-Deputy Director
Mr. Ed. Loftus-Accountant
U.S Securities & Exchange Commission
Corporate & Finance Small Business Section,
Washington, DC


Please find form 10K-SB for Bap Acquisition Corp., for the Year ending December 31, 1996. The financial statements included herein reflect no changes from the preceding year in accounting principles or practices or in the method of applying them.

Yours Truly,

Bap Acquisition Corp.

/s/ Garfield Ricketts
---------------------
Garfield Ricketts