Form 10QSB
period 1997-03-31
BAP ACQUISITION CORP
filed 1998-05-13
CIK 743241

BAP ACQUISITION CORP.
			    1051 FIFTH AVENUE NORTH,
			     NAPLES, FL 34102-5818
			      TEL: (941) 261-3396
			      FAX: (941) 261-5031

                                May 13, 1998

Ms. Barbara Jacobs-Deputy Director
Mr, Ed. Loftus-Chief Accountant
U.S.Securities & Exchange Commission,
Corporate & Finance Small Business Section,
Washington, DC

I am hereby transmitting form 10Q-SB for the period ended March 31, 1997. The financial statements included herein reflect no changes from the preceding periods in accounting principles or practices or in the method of applying them.

Yours Truly,

Bap Acquisition Corp.

/s/ Garfield Ricketts
----------------------
Garfield Ricketts-President.




				UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON DC 20549

				FORM 10-QSB

	       QUARTERLY REPORT PUSRUANT TO SECTION 13 OR 15 (d) THE
			  SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ending March 31,1998     Commission File Number 21-16563-B

			     BAP ACQUISITION CORP.
	     -----------------------------------------------------
	    ( Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                       51-0373876
   -----------------------------                     ---------------------
   (State or other Jurisdiction of                    (IRS Employee Number)
   (Incorporation Or Organization)

	      1051 FIFTH AVENUE NORTH, NAPLES, FLORIDA        34102
	     ------------------------------------------    ----------
	       (Address of Principal Executive Offices)    (Zip Code)

			      (941) 261-3396
		      ------------------------------
		      (Regiatrant's Telephone Number
			    Including Area Code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

		  Yes  [X]                             No_____


   As of March 31, 1997   4,655,310 shares of common stock, $.001 par were
   outstanding.