Form 10QSB
period 1998-03-31
BAP ACQUISITION CORP
filed 1998-05-13
CIK 743241

BAP ACQUISITION CORP.
			    1051 FIFTH AVENUE NORTH,
			     NAPLES, FL 34102-5818
			      TEL: (941) 261-3396
			      FAX: (941) 261-5031

                                May 13, 1998

Ms. Barbara Jacobs-Deputy Director
Mr, Ed. Loftus-Chief Accountant
U.S.Securities & Exchange Commission,
Corporate & Finance Small Business Section,
Washington, DC

I am hereby transmitting form 10Q-SB for the period ended March 31, 1998. The financial statements included herein reflect no changes from the preceding periods in accounting principles or practices or in the method of applying them.

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

		  Yes  [X]                             No_____


   As of March 31, 1998   4,655,310 shares of common stock, $.001 par were
   outstanding.










												Mr Garfield Ricketts-President