Form 10KSB/A
period 1997-12-31
BAP ACQUISITION CORP
filed 1998-05-18
CIK 743241

BAP ACQUISITION CORP.
                           1051 FIFTH AVENUE NORTH,
                           NAPLES, FL 34102-5818
                           TEL: (941) 261-3396
                           FAX: (941) 261-5031

                           MAY 15, 1998

Ms. Barbara Jacobs-Deputy Director
Mr. Ed. Loftus-Accountant
U.S Securities & Exchange Commission
Corporate & Finance Small Business Section,
Washington, DC


Please find form 10K-SB/A for Bap Acquisition Corp., for the Year ending December 31, 1997. We have made all the necessary corrections requested we believe as explained in the accompanying correspondence.

Yours Truly,

Bap Acquisition Corp.

/s/ Garfield Ricketts
---------------------
Garfield Ricketts