Form 10QSB/A
period 1997-03-31
BAP ACQUISITION CORP
filed 1998-05-21
CIK 743241

BAP ACQUISITION CORP.
			    1051 FIFTH AVENUE NORTH,
			     NAPLES, FL 34102-5818
			      TEL: (941) 261-3396
			      FAX: (941) 261-5031

                                May 21, 1998

Ms. Barbara Jacobs-Deputy Director
Mr, Ed. Loftus-Chief Accountant
U.S.Securities & Exchange Commission,
Corporate & Finance Small Business Section,
Washington, DC

The accompanying Form 10Q-SB/A for the period ended March 31, 1997, is being filed to remove the incorrect of the filing as follows:
        1. Correct tha date of filing on submission.
        2. Correct filing Part 11 being filed as an exhibit.
        3. Correct filing of the signature page as an exhibit.
        4. Adding ex-27 to the filing.

The financial statements included herein reflect no changes from the preceding periods in accounting principles or practices or in the method of applying them. This amended filing is being made to correct the date on the form, from March 31,1998 to march 31, 1997.

Yours Truly,

Bap Acquisition Corp.

/S/Garfield Ricketts
----------------------
Garfield Ricketts-President