Form 10QSB
period 1998-06-30
REII INC
filed 1998-08-13
CIK 743241

REII INCORPORATED
                        (Formerly Bap Acquisition Corp.)
			    1051 FIFTH AVENUE NORTH,
			     NAPLES, FL 34102-5818
			      TEL: (941) 261-3396
			      FAX: (941) 261-5031

                                August 14, 1998

Ms. Barbara Jacobs-Deputy Director
Mr, Ed. Loftus-Chief Accountant
U.S.Securities & Exchange Commission,
Corporate & Finance Small Business Section,
Washington, DC

I am hereby transmitting form 10Q-SB for the period ended June 30, 1998. The financial statements included herein reflect no changes from the preceding periods in accounting principles or practices or in the method of applying them.

Yours Truly,

REII Incorporated.

/s/ Garfield Ricketts
----------------------
Garfield Ricketts-President.

				UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON DC 20549

				FORM 10-QSB

	       QUARTERLY REPORT PUSRUANT TO SECTION 13 OR 15 (d) THE
			  SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ending June 30,1998     Commission File Number 21-16563-B

                              REII INCORPORATED
                          (Formerly Bap Acquisition Corp.
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

		  Yes  [X]                             No_____


   As of July 31, 1998   4,655,310 shares of common stock, $.001 par were
   outstanding.