Form 10KSB
period 1998-12-31
REII INC
filed 1999-03-17
CIK 743241

REII INCORPORATED
			(Formerly BAP Acquisition Corp)
                               AND SUBSISIARY
                            1051 FIFTH AVENUE NORTH,
                             NAPLES, FL 34102-5818
                              TEL: (941) 261-3396
                              FAX: (941) 261-5031

                                MARCH 15, 1999

Ms. Barbara Jacobs-Deputy Director
Mr. Ed. Loftus-Accountant
U.S Securities & Exchange Commission
Corporate & Finance Small Business Section,
Washington, DC


Please find form 10K-SB for REII INCORPORATED (Formerly Bap Acquisition Corp.)and Subsidiary, for the Year ending December 31, 1998.

Yours Truly,

REII INCORPORATED
(Formerly Bap Acquisition Corp.)
And Subsidiary

/s/ Garfield Ricketts
---------------------
Garfield Ricketts