Form 10KSB/A
period 1998-12-31
REII INC
filed 1999-04-27
CIK 743241

UNITED STATES

			SECURITIES AND EXCHANGE COMMISSION

			       WASHINGTON, D,C 20549

                                   FORM 10-KSB/A

		  [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) THE
			   SECURITIES EXCHANGE ACT OF 1934

                      For the Fiscal Year Ending December 31, 1998

			   Commission File Number 21-16563-B

				REII INCORPORATED
			 (Formerly BAP Acquisition Corp)
	     -------------------------------------------------------
	      (Exact Name of registrant as Specified in its Charter)

	      Delaware                                      51-0373976
    ----------------------------                          -------------
  (State Or other Jurisdiction of                      (IRS Employee ID No.)
   Incorporation or Organization)

		 1051 Fifth Avenue North, Naples, Florida 34102-5818
		 ---------------------------------------------------
		  (Address of Principal Executive Offices    Zip Code)

				 (941)-261-3396
			--------------------------------
			 (Registrant's Telephone Number
			     including Area Code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [x]                   No  [ ]

   As of December 31, 1998  4,655,310 shares of common stock were outstanding

			    TABLE OF CONTENTS
			  _______________________
				 PART 1                          Page
 ITEM 1 Description of Business                                   1
        Competition                                               3
	Mergers and/or Acquisition opportunities                  3
        Facilities                                                4
	Employees                                                 4
	Industry Segments                                         4
	Government Regulations                                    4
 ITEM 2 Description Of Property                                   5
 ITEM 3 Legal Proceedings                                         6
 ITEM 4 Submission of Matters to a Vote of Security Holders       6

				 PART 11
 ITEM 1 Market for Common Equity and Related Stockholder Matters  6
 ITEM 2 Management's Discussion and Analysis of Financial
        Condition and results of Operations                       7
        Independent Auditors Report                              12
 ITEM 3 Financial Reports                                        13
        Notes to Consolidated Financial Statements               18
 ITEM 4 Changes In Disagreements with accountants on Accounting
        and Financial Matters                                    26

				 PART 111

 ITEM 1 Directors, Executive Officers, Promoters, and Control
        Persons                                                  27
 ITEM 2 Executive Compensation                                   28
 ITEM 3 Security Ownership of Certain Beneficial Owners and
        Management                                               30
 ITEM 4 Certain Relationships and Related Transactions           30

				 PART IV

 ITEM 1 Exhibits and reports on Form 8-K                         32
       Signatures                                                35
       Exhibit 27

				  PART 1


ITEM I            DESCRIPTION OF BUSINESS

REII INCORPORATED (Formerly BAP Acquisition Corp.), a Delaware Corporation, (hereinafter the" Company") was incorporated on August 24, 1994. On July 1,1995 the Company entered into an agreement to acquire 100% of the issued shares and outstanding shares of Ricketts Enterprises International Inc., a Florida Corporation (hereinafter "REI"), said acquisition was completed on November 21, 1995.
  REI was incorporated on February 23, 1993 as closely held Sub-Chapter "S" Corporation to own and manage real estate properties, both residential and commercial. The principal business activity of the Company is currently carried on through its wholly owned REI subsidiary. From date of incorporation to date of acquisition by the Company, REI's Principal Officers, Directors and shareholders were Garfield H. Ricketts and Una Ricketts husband and wife. One June 1, 1993. Mr. Garfield Ricketts obtained his Florida Real Estate Broker's License and represents the Company as its licensed real estate broker.

 REI is a duly licensed Real Estate Corporation in the State of Florida, and is presently active in the ownership, management and sale of Real Estate in two States ( Florida, and Texas). In addition REI is a member of the Naples Board of Realtors, and the Multiple Listing Service, and the Naples Chamber Of Commerce.

 REI the Company currently owns seven single family residences, five residential duplexes (10 units) and three vacant building lots zoned for duplexes on which it plans to build rental properties as soon as construction and permanent financing can be arranged.
All of the improved properties are rented to third party tenants.
The addition of three new rental properties (6 units), in the event the Company is successful in financing and building said units, will further enhance the gross income of the company. AMSOUTH BANK has agreed to finance the construction of six units on the Company's vacant building lots with a construction loan of $223,000.00, however no action has been taken to date reagrding the construction of these units. An increase in gross income does not guarantee to enhanced net income or profitability, or that once built the Company will be able to lease the units and produce income.
All the property owned by the Company to date resulted from the transfer to REI of properties belonging to the President of the Company and REI, Mr. Garfield Ricketts.

 REI has an agreement in principal represented by a Letter of Intent dated January 15, 1996 to acquire an additional 20 residential rental Properties and one commercial office property held by the former REI shareholder, Mr. Ricketts. The properties are valued at approximately $1.9 million dollars. Based on current rental income the gross annual income of the Company would increase three fold. However an increase in gross income does not necessarily equate to enhanced net income or profitability. At present, in order to complete the acquisition of 20 residential rental properties and the commercial property from former REI shareholders, the Company must either qualify to assume the existing mortgages, arrange for new mortgages, or pay cash for the properties being acquired.
There is no assurance that the Company will be able to raise cash, assume mortgages, or arrange the financing required in order to exercise its rights pursuant to the Letter of Intent dated January 5, 1996. All the properties being acquired currently have sufficient net cash flow derived from rental income to service existing or new mortgages. At present the Company does not have in place any policies, procedures or controls with respect to entering into future transactions with it's Officers, Directors, Shareholders, or other related parties. However, it is anticipated that once the 20 residential rental properties and the commercial property are acquired that no other such transactions will be entered into with related parties.

The long term goals of the Company are to acquire and develop commercial and residential properties in southwest Florida, and to seek out and acquire other businesses related to the real estate industry. Except for the agreement with current shareholders for the acquisition of certain income producing properties, the Company presently has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company. Future diversification will reduce the risk of operating losses if there is a downturn in the real estate rental market, and will enhance the Company's ability to increase income where possible. The fact that the Company operates in two States rather than in a single area of a single State, allows it to take advantage of all opportunities that may be available in the areas in which it operates. There are no immediate plans to widen the area of operation, however such expansion may be considered in the future.

COMPETITION

The Company is a relatively new entrant to the residential rental market in Florida, but since rental properties in the moderate income range in the markets where the Company owns and manages properties are at a premium, the Company is able to compete. In the Southwest Florida market, the Company's prime operating area, trends indicate a continuing short supply of residential properties available to service the non-tourist rental market demand. Only 200 additional apartments are currently being built each year, however current studies indicate that a minimum of 2500 rental units will be required over the next 5 years. Assuming 200 units per year continue to be built, it would take over 12 years before current demand could be supplied. As a result, it is anticipated that the continuing small growth rate will leave the residential rental market under supplied for the foreseeable future, however, no assurance can be made that such a shortage will continue to exist at such time as the Company expands into the market or if any expansion at all will occur.
The Company is in no way exempt from competition and there is always the possibility that major national developers will enter the market and accelerate the production of non-tourist residential rental units that will directly compete with the Company's expansion plan. Accelerated development could also have a material effect on the rental income the Company generates and the Company may have to lower its rental rates in order to compete. Information regarding the current short supply of non-tourist residential rental properties in the moderate income range is a result of the Company's study of the marketplace where the Company has relied on information and statistics generated by Boards of Realtors and Local Governments including planning and zoning departments.

EVALUATION OF OPPORTUNITIES

Mr. Garfield Ricketts, the Company's President is a Licensed Real Estate Broker, in the State of New York and Florida, and has been acquiring and selling real estate since 1981. He built a significant portfolio of residential properties in Florida, and Texas. As a result Mr. Ricketts has the knowledge to seek out the best available opportunities for acquisition by the Company. The fact that southwest Florida, at the present time, is one of the fastest growing areas in the country, the Company believes that substantial growth can be achieved by acquiring existing Income producing properties as well as vacant land to be held for future development.

MERGER AND/OR ACQUISITION OPPORTUNITIES

Even though mergers can be a path to growth and development, the Company will seek only mergers with or acquire firms that can provide audited financial statements, and can easily fall within the scope of the Company's present and future growth plans. There are certain risks which may arise from any merger situation, especially where there is an opportunity to acquire or merge with a relatively new operating entity, however all efforts will be exercised to minimize such risks with careful examination of the merging or to be acquired company, its audited financial statements, as well as any analysis of the potential for success based on present and potential competition and overall market conditions. However, there is no assurance that the Company's financial ability will ever allow it to make acquisitions, or complete a merger.

FACILITIES

The Company presently occupies approximately 1000 square feet of office space in the city of Naples, Florida, 35 miles south of Fort Myers, Florida. The property in which the office is located is presently owned by the President of the Company. The terms under which the property may be acquired are set forth in the letter of intent dated January 15, 1996. It is anticipated that the office facility will be part of a package of properties that will be acquired by the Company in the near future, but there can be no assurance that such an acquisition can or will be made. The office is fully supported with all the necessary computers, and office equipment and furnitture required to efficiently conduct a real estate property management operation. The Company pays the sum of $575.00 monthly for the rental, maintenance and other costs of the facility are paid by the Company. It is anticipated however that larger facilities will be needed in the near future to accommodate anticipated expansion of the Company's operations.

EMPLOYEES

Currently the Company has no full time staff employees. All current workers are either contract employees or commission personnel.
The Company employs contract management and maintenance services for the properties it manages in Texas. In Florida the Company is managed by its President and other Company Officers. All property maintenance work is accomplished via third party independent contractors. There are no employment contracts with any individuals working for or associated with the Company or its subsidiary.

INDUSTRY SEGMENTS

 The Company is presently engaged in a single line of business,the rental, and management of commercial and residential real estate and/or related real estate products, and services.

GOVERNMENT REGULATIONS

The Company is regulated pursuant to the Securities Act of 1934, as well as the rules and regulations promulgated by the Securities and Exchange Commission. The Company is also subject to State Securities Laws in the States where it operates as well as the States in which its securities may be sold. In addition, since the Company is engaged in the purchase, sale, rental and management of real estate, it is subject to the real property laws and the rules and regulations enacted by the Real Estate Commissions in each of the States in which it operates. As a result the Company is required to retain the services of a Licensed Real Estate Broker to represent the Company in its real estate activities in each of the States in which it operates.

ITEM 2 DESCRIPTION OF PROPERTY

Description of the Company's properties are:

	5330 Jennings Street,
        Naples, FL 34112:-A three Bedroom, 2 bathroom, Living room, Dining room, single family house with a single attached garage.

	5326 Jennings Street,
        Naples, FL 34112- A three Bedroom, 2 Bathroom, Living room, Dining room, Single Family house with a single attached garage

	5450 Hardee Street,
        Naples, FL 34112:-A three Bedroom, 2 Bathroom, Living room, Dining room, Family room, single family house.

	5238/5240 Hardee Street,
        Naples, FL 34112:-A Duplex consisting of 2 two Bedroom, 1 Bathroom living units.(2 units)

	4603 A/B Orchard Lane,
        Naples, FL 34112:- A duplex consisting of 2 Two bedroom, 1 Bathroom Living units. (2 units)

 	17605 North Hagen DR,
        Houston Texas:- A Three Bedroom, 2 Bathroom, Living room, Dining room single family house with a two car garage attached.

	17539 North Hagen Dr.
        Houston Texas:- A three Bedroom, 2 Bathroom, Living room, Dining room, single family house with a two car garage attached.

	Unit 4, block 140, Lot 10,
	Golden Gate, Florida 34116:-A building lot zoned for two residential units. (Duplex)

	Unit 4, Block 141, Lot 10,
	Golden Gate, FLorida 34116:-A building lot zoned for two residential units. (Duplex)

	Unit 6, Block 186, Lot 6,
	Golden Gate, Florida 34116:-A building lot zoned for two residential Units (Duplex)

	222 Willoughby Drive,
	Naples FL 34103:- Three Bedrooms, 2 1/2 Bathrooms, living room, Dining room, single family house with a two car garage attached, and a screened below ground pool.

	205 SW 33rd Street,
        Cape Coral, FL 33991:-A three bedroom, 2 Bathroom, Living room, Dining room, single family house with a two car garage attached and a screened below ground pool.

        1110 SE 9th Court,
	Cape Coral, FL 33393:- a Duplex containing two 2 Bedroom, 2 bathroom living units ( 2 units)

	1009 SE 9th Avenue;
	Cape Coral, FL 33393:- a Duplex containing two 2 Bedroom, 2 bathroom living units. (2 Units)

	5247-5249 24th Avenue SW,
	Golden Gate, FL 34116: a Duplex containing two 2 Bedroom, 2 bathroom Living Units. (2 units)

ITEM 3: LEGAL PROCEEDINGS

The company is not presently a party to litigation of any kind or nature whatsoever, nor to the Company's best knowledge and belief is any litigation threatened or contemplated.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On December 30, 1998 the annual meeting of stockholders and Directors was held at the Company's principal Offices at 1051-5th Avenue North, Naples, Florida 34102. The purpose of the meeting was to re-elect the officers and directors of the Company. Of the 4,655,310 shares outstanding 3,664,932 shares were represented by proxy and in person. Officers and Directors present at the meeting were Garfield Ricketts, Chairman, Una M Ricketts Secretary/ Treasurer and Vice President Karen Ricketts participated on the telephone. The meeting was called to order by the Chairman at 10:47 AM. and the following officers and directors were unanimously re-elected.

Garfield Ricketts-Chairman/Chief Operating Officer and Director.
Una M. Ricketts- Secretary/Treasurer and Chief Financial Officer
Karen M. Ricketts Vice President and Director

There were no settlements that terminated any solicitation under Rule 14a-11

				 PART 11

ITEM 1: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (A) Marketing information: The Company's Common Stock has been registered with the Securities and Exchange Commission under Section 12(g) of the Exchange Act. There is no established public trading market for the Company's issued and outstanding common stock. In the near future the Company intends to seek sponsorship of one or more NASD Member Registered Securities Dealers and a quotation on the National Association of Securities Dealers NASDAQ quotation system at the Over The Counter Bulletin Board Level.

       (B) Holders: The number of record holders of shares of the Company's Common stock as of December 31, 1998 was 1316, inclusive of those brokerage firms and/or clearing houses, if any holding shares of the Company's Common stock for their clientele (with such brokerage house and/or clearing house, if any, being considered as one holder). The agregate number of shares of the

Company's common stock issued and outstanding as of December 31, 1998 was 4,655,310, of which 3,500,000 shares are deemed "restricted securities" as defined by Rule 144 of the Securities Act of 1933, as amended. As to the balance of outstanding shares of the Company's Common Stock, 1,155,310 shares are considered to have been issued and outstanding for more than two years and may be sold or otherwise transferred without restriction unless held by an affiliate or controlling stockholder of the Company. Of these shares, the Company is not aware of any held by affiliates, officers or Directors of the Company or beneficial interests thereof. The Company has no holders of Preferred Stock.

       (C) Dividends: The Company has not paid or declared any dividends upon its shares of common stock since its inception and by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its shares of common stock in the foreseeable future.

REII Incorporated (Formerly BAP Acquisition Corp.) and Subsidiary

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Revenue Sources

	The company generates revenue primarily from the rental of residential property, representing approximately 65% of total revenues and real estate management services, representing approximately 35% of total revenues. The Company plans to increase revenues by acquiring existing and/or developing new residential properties and commercial real estate.

Financial Condition, Liquidity, and Contingent Liabilities

	The Company's long-term debt to capital (long-term debt and stockholders' equity) ratio at December 31, 1998 and 1997 was 85.6% and 49.9%, respectively. The increase is due to mortgage financing obtained in 1998 in the amount of $544,000 to acquire five new rental properties, as disclosed in PART IV Item 2.
	The Company's source of working capital is net income from rental operating activities and capital contributions from stockholders. The Company has not borrowed any moneys from financial institutions for working capital needs. All debts of the Company are first mortgages on income producing properties.

Net cash provided by operating activities for 1998 was negative $8,011 compared to $16,300 and $17,788 in 1997 and 1996, respectively. The negative cash flow for 1998 was primarily due to payment of current liabilities accrued in 1997.

	The company recently upgraded its computer system to be year 2000 compliant. The company has not been informed of any material risks associated with its vendors regarding year 2000 compliance, however, there is no guarantee that such risks do not exist and will not have an adverse effect on operations. Management is continuing to assess any impact that the transition to the year 2000 will have on operations.

Due to the nature of the company's business, it is not anticipated that any impact would be material, however the cost of a potential impact is not determinable.

	Management of the Company believes that there are no commitments, uncertainties, or contingent liabilities that will have a materially adverse effect on the consolidated financial position or future results of operations of the Company.

Capital Expenditures and Financing Requirements

	The Company purchased five (5) residential rental properties from Garfield Ricketts, a 60% stockholder, for $544,000 on December 18, 1998. The purchase price was based on the total of the properties' market values established by an independent appraiser. The acquisition was financed with bank mortgages in the amount of $359,100 and mortgages to Garfield Ricketts in the amount of $184,900. There were no real property acquisitions or investments thereof during 1997 or 1996.

Capital improvements to revenue producing assets (rental properties) during 1998 totaled $8,073, compared to $-0- in both 1997 and 1996.

Capital expenditures for office equipment additions during 1998 totaled $2,430, compared to $4,204 and $1,046 in 1997 and 1996, respectively.

	The Company has an agreement represented by a Letter of Intent to purchase 20 residential rental properties and one commercial office property from Garfield Ricketts, a majority stockholder. Purchase price upon acquisition will be the properties' market value, based on independent appraisals. Market value of the 21 properties is currently approximately $2 million, based on Multiple Listing Service's market analysis, which tracks sales prices of comparable properties within the area. Terms of the agreement require the Company to assume, refinance, or pay off the balance due on the first mortgages on the properties of approximately $1,040,000 as of December 31, 1998, and pay the balance of the market value to Garfield Ricketts in cash or other form of payment acceptable to him. All properties to be acquired will be subject to an updated independent property appraisal.

The Company will require funds to acquire additional income producing properties and/or real estate related entities and also to register its securities with the National Association of Securities Dealers. The Company will seek to borrow funds from financial institutions or raise money through the offering of its common stock. Management believes that the Company can continue to operate and meet its obligations via working capital from operating and financing activities. Management is of the opinion that inflation has not and will not have a material effect on the operations of the Company.

Results of Operations

	The following table sets forth for the periods indicated, the percentages which selected items in the Company's Statements of Operations bear to total revenues:

					     Year
				       Ended December 31
                                      1998         1997         1996
                                     ---------     ---------   -----------
Revenues:
Rental Income                         61.1%        69.5%        63.5%
Management Services                   25.1%        30.2%        27.9%
Commissions                           13.6%        ---           8.0%
Interest and Other                      .2%          .3%          .6%
				 ----------     -----------   -----------
     Total Revenues                  100.0%       100.0%       100.0%


Expenses:

	Direct Expenses:
Depreciation and Amortization         19.6%         21.5%        19.0%
Interest                              16.6%         17.9%        17.1%
Real Estate Taxes                     10.4%         11.1%         9.8%
Repairs & Maintenance                 12.0%         11.5%         6.9%
Utilities                              4.7%          5.9%         4.3%
Insurance                              5.2%          7.2%         4.1%
Other Direct Expenses                  3.3%          1.0%         4.0%
				    ---------     --------     ----------
     Total Direct Expenses            71.8%         76.2%         65.2%

 General and Administrative Expenses:
Office Occupancy Expense              11.2%         11.5%         11.6%
Office Supplies & Expense              4.1%          4.3%          5.0%
Professional Fees                     15.8%         11.1%          2.1%
Telephone                              3.9%          5.0%          4.2%
Dues & Subscriptions                   3.4%          5.2%          3.9%
Licenses, Dues, and Fees               4.1%          2.4%          1.9%
Other Administrative Expenses          2.9%          2.7%          2.2%
				  ------------   -----------   -----------
 Total General & Administrative
		    Expenses          45.4%         42.2%         30.9%

     Total Expenses                  115.9%        118.4%         96.1%
				  ------------   ------------  -----------
Income (Loss) Before Taxes          (17.2)%       (18.4)%          3.9%

Provision for Income Taxes             ---           ---           1.4%
				   ------------  -----------  ------------
Net Income (Loss)                   (17.2)%       (18.4)%          2.5%



Year Ended December 31, 1998 Compared With Year Ended December 31, 1997

Net Income (Loss)
	The Company reported a net loss of $15,912 in 1998 compared to a net loss of $15,078 in 1997. Although revenues increased by $10,511
(12.8%) since the prior year, there was a corresponding $11,345 increase
(11.7%) in expenses, which resulted in very little change in net loss for the years.

Revenues
Total revenues for 1998 increased by $10,511 (12.8%) to $92,633 from $82,122 for 1997. The increase is attributable to the receipt of commission revenues in 1998 that the Company did not obtain in 1997.
The Company re-instituted the services of a real estate broker in 1998 as a method to generate revenues.

Direct Expenses
Direct expenses for 1998 increased by $3,970 (6.3%) to $66,512 (71.8% of total revenues) from $62,542 (76.2% of total revenues) for 1997. The increase is due primarily to increased advertising costs from placing ads for the sale of new homes and interior maintenance of the rental properties during 1998. The decrease in direct expenses as a percentage of total revenues is due to the increase in commission revenues in 1998, from the sale of new homes.

General and Administrative Expenses
General and administrative expenses for 1998 increased by $7,375 (21.3%) to $42,033 (45.4% of total revenues) from $34,658 (42.2% of total revenues) for 1997. The increase is due primarily to the increased legal, consulting, and accounting fees that the Company incurred to prepare to register with the National Association of Securities Dealers.

Income Taxes
There was no provision for Federal Income Tax for 1998 or 1997 because the Company was operating at a loss during both years.

Year Ended December 31, 1997 Compared With Year Ended December 31, 1996

Net Income (Loss)
	The Company reported a net loss of $15,078 in 1997 compared to net income of $2,314 in 1996. The reason for the loss in 1997 is twofold. First, the Company no longer received commission revenues from an outside broker, thereby reducing total revenues. Second, general and administrative expenses increased due to the accounting costs of meeting reporting obligations under the Securities Exchange Act.

Revenues
Total revenues for 1997 decreased by $10,711 (11.5%) to $82,122 from $92,833 for 1996. The decrease is due to the fact that the Company no longer received commission revenues from an outside real estate broker.

Direct Expenses
Direct expenses for 1997 increased by $1,994 (3.3%) to $62,542 (76.1% of total revenues) from $60,548 (65.2% of total revenues) for 1996. The increase is due primarily to interior maintenance of the rental properties performed during 1997.

General and Administrative Expenses
General and administrative expenses for 1997 increased by $5,994 (20.9%) to $34,658 (42.2% of total revenues) from $28,664 (30.9% of total revenues) for 1996. The increase is due primarily to the accounting fees that the Company incurred to meet its reporting obligations under the Securities Exchange Act.

Income Taxes
There was no provision for Federal Income Tax for 1997 because the Company was operating at a loss. The provision for income taxes for 1996 is based on an effective tax rate of 15%.

			    FINANCIAL REPORTS
				   AT
			DECEMBER 31, 1998 AND 1997

			   REII INCORPORATED
		     (FORMERLY BAP ACQUISITION CORP.)
			     AND SUBSIDIARY
			(A DELAWARE CORPORATION)
			     NAPLES, FLORIDA

		      INDEPENDENT AUDITOR'S REPORTS



To the Board of Directors
  and Stockholders
REII Incorporated
(Formerly BAP Acquisition Corp.)
  and Subsidiary
(A Delaware Corporation)
Naples, Florida


	We have audited the accompanying consolidated balance sheets of REII Incorporated and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of changes in stockholders' equity, operations and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of REII Incorporated and Subsidiary as of December
31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended
December 31, 1998, in conformity with generally accepted accounting principles.


Rotenberg and Company LLP
Rochester, New York
  February 24, 1999

			    REII INCORPORATED
		     (FORMERLY BAP ACQUISITION CORP.)
			     AND SUBSIDIARY
			(A Delaware Corporation)
			     Naples, Florida

		      CONSOLIDATED BALANCE SHEETS AT
			DECEMBER 31, 1998 AND 1997


ASSETS
                                                   1998           1997
                                                 ________        ________
Assets

	Revenue Producing Assets -
	  Net of Accumulated Depreciation      $ 772,933       $ 229,670
	  Land Held for Investment                24,000          24,000
	  Cash and Cash Equivalents                4,993          13,486
	  Rents Receivable                           ---           1,546
	  Other Current Assets                     5,353           1,422
	  Tenant Escrow Account                   32,033          27,389
	Office Property and Equipment -
	  Net of Accumulated Depreciation          7,715           6,862
	Organization Costs -
	  Net of Accumulated Amortization         17,867          27,189
						 ________        ________

	     Total Assets                       $ 864,894       $ 331,564
						 ________        ________

		LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
	Mortgages Payable - Banks               $ 495,528       $ 141,133
	Mortgages Payable - Stockholder           184,900             ---
	Accounts Payable and Accrued Expenses       5,712          15,135
	Tenant Escrow Liability                    32,033          27,389
	Due to Stockholder                         31,749          17,023
						  ________        ________

	     Total Liabilities                  $ 749,922       $ 200,680
						  ________        ________
Stockholders' Equity
     Common Stock:  $.001 Par;
     20,000,000 Shares Authorized,
     4,655,310 Shares Issued and Outstanding        4,655           4,655
	Additional Paid-In Capital                336,381         336,381
	Deficit                                  (226,064)       (210,152)
						  ________        ________

	     Total Stockholders' Equity         $ 114,972        $ 130,884
						  ________        ________

Total Liabilities and Stockholders' Equity      $ 864,894        $ 331,564
						  ________        ________

                             REII INCORPORATED
		      (FORMERLY BAP ACQUISITION CORP.)
			      AND SUBSIDIARY
			 (A Delaware Corporation)
			      Naples, Florida


	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR
	       THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                    Common
				     Stock    Additional            Total
				   $.001 Par   Paid-In          Stockholders'
			  Shares      Value    Capital   Deficit    Equity                 ________        ________        ________        ________
			  --------   --------- --------- -------- ----------
Balance January 1,1996  4,655,310   $ 4,655    $ 336,381 $(197,388) $ 143,648

Net Income - 1996             ---       ---          ---     2,314      2,314
			  ________    ______    ________  ________   ________

Balance December 31,1996 4,655,310   $ 4,655   $ 336,381  $(195,074) $145,962

Net Loss - 1997               ---       ---          ---    (15,078)  (15,078)
			  ________    ______    ________   ________  ________

Balance December 31,1997 4,655,310    $ 4,655   $ 336,381 $(210,152) $130,884

Net Loss - 1998               ---       ---           ---   (15,912)  (15,912)
			  ________    ______     ________   ________  _______

Balance December 31,1998 4,655,310    $ 4,655   $ 336,381 $(226,064) $114,972
			  ________    _______    ________   ________ ________

                             REII INCORPORATED
		      (FORMERLY BAP ACQUISITION CORP.)
			      AND SUBSIDIARY
			 (A Delaware Corporation)
			     Naples, Florida


	      CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
	       YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

				    1998           1997            1996
                                   _______        _______         _______
Revenues
	Commissions               $ 12,665      $     ---      $   7,450
	Management Services         23,213         24,810         25,860
	Rental Income               56,565         57,072         58,946
	Interest and Other             190            240            577
				   _______        ________      _________
	     Total Revenues       $ 92,633        $ 82,122      $ 92,833
				   _______        ________      _________
Direct Expenses
     Advertising                  $  1,968        $    126      $    392
     Management Fees                 1,126             693         3,351
     Depreciation and Amortization  18,132          17,656        17,653
     Insurance                       4,844           5,890         3,795
     Interest                       15,341          14,727        15,885
     Real Estate Taxes               9,630           9,156         9,063
     Repairs and Maintenance        11,076           9,456         6,375
     Utilities                       4,395           4,838         4,034
				    _______        _______        _______

	  Total Direct Expenses   $ 66,512        $ 62,542       $ 60,548
				    _______        _______        _______

General and Administrative Expenses
    Contributions                 $    300        $    260       $    246
    Depreciation                     1,577             970            509
    Dues and Subscriptions           3,114           4,271          3,644
    Licenses, Dues and Fees          3,800           1,938          1,747
    Occupancy Expenses              10,384           9,455         10,743
    Office Supplies and Expense      3,812           3,534          4,645
    Professional Fees               14,628           9,137          1,989
    Telephone                        3,592           4,099          3,823
    Travel and Entertainment           826             994          1,318
				    _______         _______        _______
	Total General and
	Administrative Expenses   $ 42,033        $ 34,658        $ 28,664
				    _______         _______        _______
Income (Loss)
  Before Provision for Taxes      $(15,912)       $(15,078)       $  3,621
  Provision for Taxes                  ---              ---          1,307
				    _______         _______        _______

Net Income (Loss)                 $(15,912)       $(15,078)       $  2,314
				    _______         _______        _______


            Consolidated Statement of Operations Continued
				     1998             1997             1996
				    ________         ________       ________
Income (Loss) per
  Common Share:                    $  (.003)       $  (.003)        $   ---
				    ________         ________       ________
Weighted Average
Number of Common                   4,655,310       4,655,310      4,655,310
Shares Outstanding                  ________         ________      ________



			      REII INCORPORATED
		       (FORMERLY BAP ACQUISITION CORP.)
				AND SUBSIDIARY
			   (A Delaware Corporation)
				Naples, Florida

		     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
		      YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

				      1998           1997           1996
				     _______        _______        _______
                                    C>
Cash Flows from Operating Activities
     Net Income (Loss)             $(15,912)      $(15,078)      $  2,314
     Adjustments to Reconcile
     Net Income (Loss) to Net Cash
     Flows from Operating Activities:
     Amortization                      9,322         9,322          9,322
     Depreciation                     10,387         9,304          8,840
     Bad Debts                           ---           ---            ---
    Changes in Assets and Liabilities:
     Rents Receivable                  1,546          (166)         3,016
     Other Current Assets             (3,931)         (910)          (512)
     Accounts Payable and-
     Accrued Expenses                 (9,423)        13,828        (5,192)
				      _______        _______        _______
       Net Cash Flows from
       Operating Activities         $ (8,011)      $ 16,300       $ 17,788
				      _______        _______        _______
Cash Flows from Investing Activities
    Acquisition of Office Equipment $(10,503)      $ (4,204)      $ (1,046)
				      _______        _______        _______
       Net Cash Flows from
       Investing Activities         $(10,503)      $ (4,204)      $ (1,046)
				      _______        _______        _______
Cash Flows from Financing Activities
       Repayment of Mortgages        $ (4,705)      $ (4,265)     $ (3,869)
       Change in Due to Stockholder    14,726         (5,532)       (1,686)
				      _______        _______        _______
       Net Cash Flows from
       Financing Activities          $ 10,021       $ (9,797)     $ (5,555)
				      _______        _______        _______

Net Increase (Decrease) in-
Cash and Cash Equivalents            $ (8,493)       $  2,299     $ 11,187

Cash and Cash Equivalents -
Beginning of Year                      13,486          11,187          ---
				       _______        _______        _______

Cash and Cash Equivalents -
End of Year                          $  4,993        $ 13,486      $ 11,187
				       _______        _______        _______

         Consolidated Statement of Cash Flows Continued

					    1998         1997        1996
					   _______      _______     _______
Supplementary Disclosures
	Interest Paid                      $ 15,341    $ 14,727    $ 15,885
	Income Taxes Paid                       ---       1,055         ---


NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of Revenue Producing Assets
Via Mortgage Financing on December 18, 1998 $544,000    $  ---      $   ---


			   REII INCORPORATED
		    (FORMERLY BAP ACQUISITION CORP.)
			   AND SUBSIDIARY
			(A DELAWARE CORPORATION)
			     Naples, Florida


		    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A -        Nature of Operations and Summary of Significant
Accounting Policies
	  The Corporation, formerly known as BAP Acquisition Corp.,
changed its name to REII Incorporated, effective April 15, 1998.  The business was incorporated on August 24, 1994 under the laws of the state of Delaware.  The principal business activity is carried on through the wholly-owned subsidiary, Ricketts Enterprises International, Inc. (REI), a Florida Corporation.  REI is a duly licensed real estate corporation in the state of Florida and is presently active in the ownership, management, and sale of residential real estate in the states of
Florida, and Texas.

	Segment Data, Geographic Information, and Significant Customers
	  The Corporation operates in one industry segment and receives rental revenues from third party tenants located in Florida and Texas.
Approximately 65% of revenues are from rental operations, 35% from commissions and management fees, and less than 1% from interest and other income.

	Method of Accounting
	  The Corporation maintains its books and prepares its financial statements on the accrual basis of accounting.

	Use of Estimates
	  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results can differ from those estimates.

	Concentrations of Credit Risk
	  Financial instruments which potentially expose the Corporation to significant concentrations of credit risk consist principally of bank deposits and rents receivable. Cash is placed primarily in high quality short term interest bearing financial instruments. The Corporation performs evaluations of its clients' financial condition and timely collection procedures on rents receivable.

	Fair Value of Financial Instruments
	  The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximated fair value as of December 31, 1998 and 1997 because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, approximated fair value as of December 31, 1998 and 1997 based upon current market rates for the same or similar debt issues.

	Cash and Cash Equivalents
	  Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The company maintains cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts.

	Rents Receivable
	  The Corporation performs evaluations of its clients' financial conditions and collectibility of rents receivable. No allowance for uncollectible accounts has been provided, as management believes that all accounts are collectible.

Note A -        Nature of Operations and Summary of Significant
Accounting Policies - continued
	Revenue Producing Assets and Depreciation
	  Revenue Producing Assets consist of land and buildings which are stated at cost, less the buildings' accumulated depreciation computed on the straight line method over the estimated useful lives of
28 years.

	  Renewals and improvements are charged to property accounts.
Costs of maintenance and repairs that do not improve or extend asset lives are charged to expense. The cost of property retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts.

        Long-Lived Assets
	  The Revenue Producing Assets are considered long-lived assets and are reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed of," whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. In performing the review for recoverability, the Corporation estimates the future cash flows expected to result from the use of the assets and their eventual disposition in determining their fair value. When required, impairment losses on assets to be held and used are recognized based on the difference between the fair value and the carrying amount of the assets. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

	Office Property, Equipment and Depreciation
	  Office property and equipment are stated at cost, less accumulated depreciation computed using the straight line method over the estimated useful lives as follows:

		Office Equipment        5 - 10 Years
		Office Furniture        7 - 15 Years

	  Maintenance and repairs are charged to expense. The cost of the assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts.

	Organization Costs and Amortization
	  Organization costs have been capitalized and are being amortized over a life of five years.
        Revenue Recognition
	  Revenues from commissions and management services are recognized as services are rendered. Revenues from rental properties are recognized monthly based on agreed upon payments in month-to-month or one year term lease agreements.
        Net Income Per Common Share
	  Net income (loss) per common share is computed in accordance with SFAS No. 128, "Earnings Per Share," by dividing income available to common stockholders by the weighted average of number of common shares outstanding for each period.
       Income Taxes
	  The Corporation accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carryforwards. Deferred income tax expense represents the change in net deferred assets and liability balances. The
Corporation had no material deferred tax assets or liabilities for the periods presented.
- continued -

Note A -        Nature of Operations and Summary of Significant
Accounting Policies - continued
	Reclassifications
	  Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

Note B -        Land Held for Investment
	  The Corporation owns three building lots zoned for duplexes on which it plans to build rental properties as soon as construction and permanent financing can be arranged.  The land is recorded at cost on the balance sheet of $24,000.

Note C -        Revenue Producing Assets
	  Revenue Producing Assets consisted of the following at
December 31, 1998 and 1997:

                                    1998               1997
                                  ________         _________
	  Land                  $ 101,620        $   33,670
	  Apartment Buildings     709,365           233,315
	  Building Improvements     8,073               ---
				  ________          ________
				$ 819,058          $ 266,985
 Less: Accumulated Depreciation    46,125             37,315
				  ________          ________

 Net Revenue Producing Assets   $ 772,933          $ 229,670
				  ________          ________

	  Depreciation expense for the years ended December 31, 1998, 1997, and 1996 was $8,810, $8,334, and $8,331, respectively.

Note D -        Office Property and Equipment
	  Office property and equipment are recorded at cost and
consisted of the following at December 31, 1998 and 1997:

					    1998             1997
					   ________        ________
	  Office Equipment                $ 10,489         $ 8,059
	  Office Furniture                   7,643           7,643
					    ________        ________

					  $ 18,132         $15,702
     Less:  Accumulated Depreciation        10,417           8,840
					    ________        ________

	  Net Property and Equipment       $ 7,715         $ 6,862
					    ________        ________
                                  -21-

          Depreciation expense for the years ended December 31, 1998,
1997, and 1996 was $1,577, $970, and $509, respectively.
Note E -        Organization Costs
	  Organization costs are being amortized over 5 years and
consisted of the following at December 31, 1998 and 1997:

					       1998              1997
                                              _______          ________
	   Legal Fees                         $ 40,000         $ 40,000
	   Property Transfer Fees                6,702            6,702
					       _______          _______
					      $ 46,702         $ 46,702
	   Less:  Accumulated Amortization      28,835           19,513
						_______         _______

	   Net Organization Costs             $ 17,867         $ 27,189
						_______        _______

 Amortization expense for each of the years ended December 31, 1998, 1997, and 1996 was $9,322.

Note F -        Mortgages Payable
	  Mortgages payable to banks consisted of the following at
December 31, 1998 and 1997:

						       1998         1997
						      _______      _______
        Midland Mortgage Company
  Mortgage on property located at 4603 Orchard Lane
  in Naples, Florida, due December 2020, payable in
  monthly payments of $307including principal and
  interest at 10.00%.                                $ 23,904        $ 25,134

	Lloyd G. Sheehan
  Mortgage on property located at 5326 Jennings Street
  in Naples, Florida, due December 2025, payable in
  monthly payments of $353 including principal and
  interest at 10.00%.                                  37,342          37,817

  Mortgage on property located at 5330 Jennings Street
  in Naples, Florida, due December 2020, payable in
  monthly payments of $241 including principal and
  interest at 8.75%.                                   18,788          19,976

	Fleet Mortgage Group
  Mortgage on property located at 5238-40 Hardee Street
  in Naples, Florida, due December 2020, payable in
  monthly payments of $256 including principal and
  interest at 9.50%.                                   20,192          21,285
  -continued-
                                 -22-

Note F- Mrtgages Payable continued
                                                        1998           1997
                                                     ---------      ---------
        Chase Manhattan Mortgage Corporation
  Mortgage on property located at 5450 Hardee Street
  in Naples, Florida, due December 2020, payable in
  monthly payments of $426 including principal and
  interest at 12.00%.                                  36,202          36,921

	Washington Mutual Bank
  Mortgage due on property located at 5247-49 24th
  Avenue SW in Naples, Florida, due January 2029,
  payable in monthly payments of $440 including
  principal and interest at the bank's index plus 2.50%
  (effective rate of 5.55% at December 31, 1998).     $ 77,000     $    ---

  Mortgage due on property located at 1110 SE 9th
  Court in Cape Coral, Florida, due January 2029,
  payable in monthly payments of $312 including
  principal and interest at the bank's index plus 2.50%
  (effective rate of 5.55% at December 31, 1998).       54,600          ---

  Mortgage due on property located at 1009 SE 9th
  Avenue in Cape Coral Florida, due January 2029,
  payable in monthly payments of$336 including
  principal and interest at the bank's index plus 2.50%
  (effective rate of 5.55% at December 31 ,1998).       58,800          ---

  Mortgage due on property located at 205 SW 33rd
  Street in Cape Coral, Florida, due January 2029,
  payable in monthly payments of $362 including
  principal and interest at the bank's index plus 2.45%
  (effective rate of 5.50% at December 31, 1998).       63,700          ---

  Mortgage due on property located at 222 Willoughby
  Drive in Naples, Florida, due January 2029,
  payable in payments of $596 including principal
  and interest at the bank's index plus 2.45%
  (effective rate of 5.50% at December 31, 1998).      105,000          ---
						       ________      ________

       Total Mortgages Payable - Banks                $ 495,528    $ 141,133

  Mortgages payable to stockholder consisted of the following at December 31, 1998 and 1997:

	Garfield Ricketts
  Mortgage due on property located at 5247-49 24th
  Avenue SW in Naples, Florida, payable in monthly
  payments of $253 including principal and interest
  at 7%. Balloon payment is due January 2004.            38,000          ---

  Mortgage due on property located at 1110 SE 9th
  Court in Cape Coral, Florida, payable in monthly
  payments of $229 including principal and interest
  at 7%.  Balloon payment is due January 2004.           34,400          ---
                          -23-
 -continued-

Note F-           Mortgages Payable-continued
                                                          1998         1997
                                                      ----------- -----------
  Mortgage due on property located at 1009 SE 9th
  Avenue in Cape Coral, Florida, payable in monthly
  payments of $201 including principal and interest
  at 7%.  Balloon payment is due January 2004.           30,200          ---

        Garfield Ricketts
  Mortgage due on property located at 205 SW 33rd
  Street in Cape Coral, Florida, payable in monthly
  payments of $208 including principal and interest
  at 7%.  Balloon payment is due January 2004.          $ 31,300    $    ---

  Mortgage due on property located at 222 Willoughby
  Drive in Naples, Florida, payable in monthly
  payments of $339 including principal and interest
  at 7%.  Balloon payment is due January 2004.            51,000         ---
							 ________    ________

	Total Mortgages Payable - Stockholder           $184,900    $    ---
							 ________    ________

  Total Mortgages Payable - Banks and Stockholder       $680,428    $141,133
							  ________   ________

	  Aggregate annual maturities of mortgages as of December 31, 1998 are as follows:

                1999       $11,311
		2000        12,794
		2001        13,820
		2002        14,934
		2003        16,146
		2004 and Thereafter         611,423
					    ________

			     Total        $ 680,428
					    ________

	  Interest expense for the years ended December 31, 1998, 1997, and 1996 was $15,341, $14,727, and $15,885, respectively.

Note G -        Related Party Transactions
	  The Corporation rents the office building for its corporate headquarters located in Naples, Florida for $575 per month, based on a month-to-month agreement from Garfield Ricketts, a 60% stockholder.
Rent expense in the amount of $6,900 for each of the years ended
December 31, 1998, 1997 and 1996 is included in occupancy expenses.
-continued-

Note G- continued
          The Corporation provides real estate management services for Garfield Ricketts, a 60% stockholder, which include the collection of rents for his personal rental properties and the disbursement of related expenses. The Corporation receives 10% of the gross rents collected for this service. Amounts received in 1998, 1997 and 1996 were $18,032, $19,940, and $18,980, respectively. Due to Stockholder represents amounts owed to Garfield Ricketts for collection of rents on his personal properties.

Note H -        Income Taxes
	  The Corporation has $29,790 of net operating loss
carryforwards for federal tax purposes as of December 31, 1998, which are available to offset future taxable income and expire during the years 2012 through 2018.
Note I -        Other Matters
	  REI entered into an agreement represented by a Letter of
Intent dated January 15, 1996 to acquire and operate residential rental properties and one commercial office property owned by Garfield
Ricketts, a 60% stockholder.  On December 18, 1998, REI acquired five of the residential rental properties at a cost equal to the market values established by an independent appraiser, totaling $544,000.  The acquisition was financed with bank mortgages in the amount of $359,100 and mortgages to Garfield Ricketts in the amount of $184,900.  Financial data of the five properties consisted of the following for the years ended December 31, 1998, 1997, and 1996:

					 1998         1997        1996
				       ________     ________    ________
		Rental Income         $ 54,212        $ 51,620   $ 48,569
		Comparable Expenses     31,133          30,633     31,165
				       ________      ________   ________

			Subtotal      $ 23,079        $ 20,987   $ 17,404
	     Non-Comparable Expenses    33,522          37,034     39,939
				       ________       ________   ________

		     Net Loss         $(10,443)       $(16,047)  $(22,535)
				       ________        ________  ________

	  There are approximately 20 residential rental properties and one commercial office property left to be acquired by REI from Garfield
Ricketts. The properties are valued at approximately $2 million, based on Multiple Listing Service's market analysis which tracks sales prices of comparable properties within the area. Acquisition of the remaining properties will be completed when permanent financing can be arranged.
Financial data of the 21 properties consisted of the following for the years ended December 31, 1998, 1997, and 1996:


					1998       1997        1996
				      ________    ________    ________
		Rental Income        $ 217,826    $ 221,755   $ 218,363
		Comparable Expenses     99,235       89,355      87,313
				       ________    ________    ________

		     Subtotal        $ 118,591     $ 132,400  $ 131,050
	    Non-Comparable Expenses    128,335       123,988    129,626
				       ________     ________    ________

		Net Income (Loss)     $ (9,744)    $   8,412   $  1,424
				       ________      ________   ________

	  Non-comparable expenses include mortgage interest,
depreciation, corporate expenses, and income taxes.  Management believes that future estimated taxable operating results of the properties will approximate the results as shown above.  Results could differ based on the financing structure used to acquire the properties.  The Corporation is not aware of any material factors relating to the properties that could cause the above financial information not to be indicative of future operating results.  The Corporation does not intend to pay cash distributions from any positive cash flow that may be generated from the properties.
Note J -        Year 2000
	  REII recently upgraded its computer system to be year 2000 compliant.  The Corporation has not been informed of any material risks associated with its vendors regarding year 2000 compliance, however, there is no guarantee that such risks do not exist and will not have an adverse effect on operations.  Management is continuing to assess any impact that the transition to the year 2000 will have on operations.
Due to the nature of the corporation's business, it is not anticipated that any impact would be material, however the cost of a potential impact is not determinable.

ITEM 4: CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
	DISCLOSURES

From the inception of the Company its accountants have deen Rotenberg &
Company, LLP of RochesterNew York. At no time have there been any disagreements with current accountants, regarding any matter of accounting principles or practices, financial disclosures, or auditing scope or procedure.

			      PART 111
ITEM 1: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Directors and Executive Officers of the Company and their ages are as follows.
       NAME                      AGE                   POSITION
      ------                     ----                  --------
Garfield H. Ricketts              70           President/CEO/Director

Karen Ricketts                    38           Vice President/Director

Una M. Ricketts                   66           Secretary/Treasurer/Director

All Company Directors were re-elected unanimously by a majority of the shareholders represented in person and by proxy in the Company's annual meeting held at the Company's Principal place of business on December 30, 1998. at 10:47 AM, and will remain in office until the next annual meeting of the stockholders, and until their successors have been duly elected and qualified.

There are no agreements with respect to the election of Directors. The
Company has not compensated its Directors for service on the Board of Directors and/or any committee thereof or reimbursed for expenses incurred for attendance at meetings of the Board of Directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors, The Company does not have any standing committees.

  None of the Officers and/or Directors of the Company are Officers or Directors of any other publicly traded corporation, nor have any of the Officers, Directors, Affiliates or Promoters of the Company filed any bankruptcy petition, been convicted of or have been the subject of any criminal proceedings, or the subject of any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.
 At present all the Officers and Directors of the Company serve without compensation in their capacity as Officers and/or Directors.
All authorized out of pocket expenses incurred by an Officer or Director on behalf of the Company is subject to reimbursement upon receipt by the Company of the required documentation substantiating such expense.
Compensation of Officers and Directors of the Company is at the discretion of the Board of Directors, circumstances may change in the future at which time the Officers and Directors of the Comapny may receive compensation.



The business experience of each of the persons listed above during the past five years is is follows:

Garfield H. Ricketts was Educated in Jamaica, West Indies at Excelsior
College, and Kingston Technical School, and studied further at the Thomas Edison State College of New Jersey, has been president, Chief
Executive Officer and a Director of REI since February 1993 at which time he founded REI, He is Licensed by the Federal Cummunications Commission as a Broadcast Engineer since March 1958 and was employed in Radio and television
Broadcasting From 1958 to 1966.
He joined the National Broadcasting Co.Inc.(NBC),in March 1966 as an engineer and was promoted to Field Technical Supervisor, in 1976, a Managerial Position, then to Manager of Electronic Journalism in 1979.
Later he was promoted to Manager of Field Operations and to many other positions until retirement in January, 1989. Mr. Ricketts began building and managing a portfolio of Real property since 1983.
He has been Licensed as a Real Estate Broker in the State of New York since 1989, and the State Of Florida since 1997, and even though now living in Florida continues to maintain the New York License.

Una M. Ricketts was Educated in Jamaica West Indies in all phases of
Business (Accounting) and has been employed as bookkeeper for the past 43 years, rising to the position of Chief Accountant with Merchant's Importing
Company of New York. Mrs Ricketts retired in July of 1993. She has been the Chief Accountant for Ricketts Enterprises International Inc., since its inception in February 1993.

Karen Ricketts obtained her Bachelor of Arts Degree in Communications from the State University of New York, Buffalo in 1982. In 1989 she completed an Associate Degree from Adelphi University and is a certified
Paralegal. After graduation in 1989 as a Paralegal, Ms. Ricketts joined the law firm of Levey Phillips & Koningsberg, New York, New York, as a
Legal Assistant. She has recently joined the firm of Salon, Marrow & Dyckman of New York, NY as a legal assistant.


ITEM 2              EXECUTIVE COMPENSATION

At present the Company does not maintain any form of bonus, profit sharing, or deferred compensation plan for the benefit of any Employees, Officers or Directors. The Board of Directors is currently considering a package of benefits and may present a plan at the Company's next annual meeting.

There are no employment contracts with any individual working for or associated with the Company or its subsidiary.





   Name and                     Annual          Other Annual    All Other
   Principal Position   Year   Salary   Bonus  Compensation   Compensation
   ------------------   ----   ------   -----  ------------   ------------
Garfield Ricketts       1995     0        0        0               0
President/CEO           1996     0        0        0               0
			1997     0        0        0               0
			1998     0        0        0               0

Una Ricketts            1995     0        0        0               0
Secretary/Treasurer     1996     0        0        0               0
			1997     0        0        0               0
			1998     0        0        0               0

Karen Ricketts          1995     0        0        0               0
V.P/Director            1996     0        0        0               0
			1997     0        0        0               0
			1998     0        0        0               0

In the future the Company may established with each Company Officer and/or
Director some form of compensation. Said compensation may include a situation wherein an Officer and/or Director could receive shares of the Company's Common Stock in lieu of cash until such time that the Company can sustain such expenses. In the event shares of the Company's Common
Stock are delivered to an Officer and/or Director as compensation, the value of the shares delivered will be based on one or more of the following criteria: the then current market value of the shares as traded on a public exchange, the then current Book Value of the shares, or as determined by the Company's Board of Directors.

The dollar amount of compensation due each Officer and/or Director and formula for valuing the shares of the Company's Common Stock in order to determine the number of shares to be issued as compensation will be determined by the Board of Directors prior to the issuance of any shares of the Company's Common Stock. No dollar amount of Officer/Director compensation or formula for determining the value of the shares of the Company's Commons Stock have been determined at this time and the Board of Directors has no plans to make such a determination in the near future.



ITEM 3 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, information with respect to (1) any person, management or otherwise, known by the Company to own beneficially more than five percent (5%) of the Company's stock. (2) the shares of Common stock beneficially owned by each Officer and Director of the Company, and (3) the total of the Company's Common Stock beneficially owned by Company's
Officers and Directors as a group. Each stockholder holds the sole voting and investment power with regard to the shares owned beneficially by such stockholder.

Name and Address of                 Amount and Nature of         Percent of
Beneficial owner                    Beneficial Ownership          Class (1)
--------------------                --------------------         ----------
Garfield H Ricketts                   2,800,000 (2)                  60%
4010 Royal Wood Blvd.
Naples, FL 34112

Una M. Ricketts                         700,000 (2)                  15%
4010 Royal Wood Blvd.
Naples, FL 34112

Karen Ricketts                               0  (3)                   0
13 Terrace Circle,
Great Neck NY 11021

All Directors and Executive
Officers as a group (3 Persons)           3,500,000                  75%

Notes: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated.

Note 1: Based upon the 4,655,310 shares of Common Stock issued and outstanding on December 31, 1998, there are no outstanding options for the purchase of shares of the Company's Stock.

Note 2: Garfield Ricketts and Una M Ricketts are related by marriage since
February 1952. Neither claims a beneficial interest in the other's shares of Common Stock.

Note 3: Karen Ricketts is the daughter of Garfield and Una Ricketts.

ITEM 4          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the Company's last three fiscal years, there have been no arrangements between the Company and any of its current or previous Officers, Directors.
or nominees for election as a Director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals'immediate family except as set forth herein.

        The Company has an agreement represented by a Letter of Intent to purchase 20 residential rental properties and one commercial office property from Garfield Ricketts, a majority stockholder. Purchase price upon acquisition will be the properties' market value based on independent appraisals. Market value of the 21 properties is currently approximately
$1.9 million, based 0n Multiple Listing Service's market analysis, which tracks sales of comparable properties within the area. Terms of the agreement require the Company to assume, refinance, or payoff the balance due on the first mortgages on the prioperties of approximately $1,040,000 as of December 31, 1998, and pay the balance at market value to Garfield Ricketts in cash or other form of payment acceptable to him. All properties to be acquired will be subject to an updated independent property appraisal.

 The Company is currently contemplating undertaking a new offering of its debt and/or equity in order to achieve its business objectives over the next 12 months. Unless the Company is able to raise additional Capital from borrowing (refinance of the existing properties being acquired) or the sale of corporate debt and/or equity securities for which there is no assurance the Company will its business objectives and may not proceed under the current Letter of Intent.

   The Company and its subsidiary REI currently occupies office facilities of approximately 1000 square feet (an office Condominium) that is owned by Mr. Garfield Ricketts, President of the Company. The Company pays $575 a month rent. There is no written lease agreement between the Company or its subsidiary REI and Mr. Ricketts. The Company is considered to be a month to month tenant.
  The Company currently does not have in force or effect any policies, procedures or controls with respect to entering into future transactions with its Officers, Directors, Affiliates or a Related Party.

				  PART IV

ITEM 1
EXHIBITS AND REPORTS ON FORM 8-k
There were no reports filed in the last quarter


Item 2.        Acquisition of Assets

On December 18, 1998, REII (the "Company") acquired five (5) residential rental properties from Garfield Ricketts, a 60% stockholder for $544,000. The cost to acquire each property was based on the market value established by an independent appraiser. The acquired properties are included in the Company's balance sheet in revenue producing assets as of December 31, 1998 and were recorded at cost. The acquisition was financed with bank mortgages in the amount of $359,100 and mortgages to Garfield Ricketts in the amount of $184,900. A description of the properties and related financing arrangements follow.




Property Description & Financing Arrangement               Cost
                                                        ----------
  1) 5247-49 24th Avenue SW, Naples, Florida -
  Duplex with two rentals                                $115,000
        Mortgage with Washington Mutual Bank in
  the amount of $77,000, payable in monthly
  payments of $440 including principal and interest
  at the bank's index plus 2.50% (effective rate
  of 5.55% at December 31,1998).  Due January 2029.

        Mortgage with Garfield Ricketts, a 60%
  shareholder, in the amount of $38,000, payable in monthly payments of $253 including principal and interest at 7%. Balloon payment is due January 2004.

  2) 1110 SE 9th Court, Cape Coral, Florida -
  Duplex with two rentals                                  89,000
        Mortgage with Washington Mutual Bank in
  the amount of $54,600, payable in monthly
  payments of $312 including principal and interest
  at the bank's index plus 2.50% (effective rate
  of 5.55% at December 31,1998).  Due January 2029.

        Mortgage with Garfield Ricketts, a 60%
  shareholder, in the amount of $34,400, payable in monthly payments of $229 including principal and interest at 7%. Balloon payment is due January 2004.

  3) 1009 SE 9th Avenue, Cape Coral, Florida -
  Duplex with two rentals                                  89,000
        Mortgage with Washington Mutual Bank in
  the amount of $58,800, payable in monthly
  payments of $336 including principal and interest
  at the bank's index plus 2.50% (effective rate
  of 5.55% at December 31,1998). Due January 2029.

        Mortgage with Garfield Ricketts, a 60%
  shareholder, in the amount of $30,200, payable in monthly payments of $201 including principal and interest at 7%. Balloon payment is due January 2004.

  4) 205 SW 33rd Street, Cape Coral, Florida -
  House with one rental                                    95,000
        Mortgage with Washington Mutual Bank in
  the amount of $63,700, payable in monthly
  payments of $362 including principal and interest
  at the bank's index plus 2.45% (effective rate
  of 5.50% at December 31,1998). Due January 2029.
  -continued-
                           -32-

        Property description and financing arrangement continued-

        Mortgage with Garfield Ricketts, a 60%
  shareholder, in the amount of $31,300, payable in monthly payments of $208 including principal and interest at 7%. Balloon payment is due January 2004.

  5) 222 Willoughby Drive, Naples, Florida -
  House with one rental                                      156,000
       Mortgage with Washington Mutual Bank in
  the amount of $105,000, payable in monthly
  payments of $596 including principal and interest
  at the bank's index plus 2.45% (effective rate
  of 5.50% at December 31,1998). Due January 2029.

        Mortgage with Garfield Ricketts, a 60%
  shareholder, in the amount of $51,000, payable in
  monthly payments of $339 including principal and
  interest at 7%. Balloon payment is due January 2004.
                                                           __________

      Total Cost of Property Acquisitions and Related
                 Financing                                 $ 544,000


The proforma effects of the Company's operations if REII had acquired the five properties as of January 1,1996 are as follows:
                                 1998          1997          1996
                               ________      ________      ________
         Rental Income        $  60,120      $  59,820    $ 59,520
         Comparable Expenses     48,985         49,237      49,645
                                ________      ________     ________

              Subtotal        $  11,135       $ 10,583    $  9,875
     Non-Comparable Expenses     33,522         37,034      34,939
                                ________      ________     ________

       Net Loss               $ (22,387)      $(26,451)   $(25,064)
                                ________      ________     ________

        Non-comparable expenses include mortgage interest, depreciation, corporate expenses, and income taxes. Comparable expenses include advertising, repairs, maintenance, insurance, real estate taxes, utilities, sales commissions, and other miscellaneous expenses.
Management believes that future estimated taxable operating results of the properties will approximate the results as shown above.



        The Company plans to acquire 20 additional residential rental properties and one commercial office property from Garfield Ricketts, majority stockholder, as soon as permanent financing can be arranged.
Purchase price upon acquisition will be the properties' market value, based on independent appraisals. Each property will be subject to an updated independent appraisal at the time of acquisition. Market value of the 21 properties is currently approximately $1.9 million, based on Multiple Listing Service's market analysis, which tracks sales prices of comparable properties within the area. Financial data of the 21 properties consisted of the following for the years ended December 31, 1998, 1997, and 1996:

                                1998             1997            1996
                              ________         ________        ________
         Rental Income        $ 217,826        $ 221,755      $ 218,363
         Comparable Expenses     99,235           89,355         87,313
                              ________          ________       ________

         Subtotal             $ 118,591         $ 132,400     $ 131,050
     Non-Comparable Expenses    128,335           123,988       129,626
                               ________         ________       ________

     Net Income (Loss)         $ (9,744)         $  8,412     $   1,424
                               ________          ________      ________


        Non-comparable expenses include mortgage interest, depreciation, corporate expenses, and income taxes. Comparable expenses include advertising, repairs, maintenance, insurance, real estate taxes, utilities, sales commissions, and other miscellaneous expenses.
Management believes that future estimated taxable operating results of the properties will approximate the results as shown above. Results could differ based on the financing structure used to acquire the properties. The Corporation is not aware of any material factors relating to the properties that could cause the above financial information not to be indicative of future operating results. The
Corporation does not intend to pay cash distributions from any positive cash flow that may be generated from the properties.


ITEM 2
EXHIBIT  13   NONE

ITEM 3
EXHIBIT 27  FOLLOWS

                                SIGNATURES

Pursuant to the requirements of the Decurities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized

Dated March 14, 1999

REII INCORPORATED
(Formerly BAP Acquisition Corp.)

BY /S/ Garfield Ricketts                    by /s/ Una M. Ricketts
-------------------------                 -----------------------------
Garfield Ricketts-President              Una M. Ricketts-Secretary/Treasurer





                                -35-


