Form 10QSB
period 1999-03-31
REII INC
filed 1999-05-05
CIK 743241

UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON DC 20549

				FORM 10-QSB

	       QUARTERLY REPORT PUSRUANT TO SECTION 13 OR 15 (d) THE
			  SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ending March 31,1999     Commission File Number 21-16563-B

                              REII INCORPORATED
                       (Formerly Bap Acquisition Corp.)
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

		  Yes  [X]                             No_____


   As of March 31, 1999   4,655,310 shares of common stock, $.001 par were
   outstanding.

                                PART 1


                          REII INCORPORATED
                    (FORMERLY BAP ACQUISITION CORP.)
                            AND SUBSIDIARY
                       (A DELAWARE CORPORATION)
                            NAPLES, FLORIDA


                           FINANCIAL REPORTS
                                   AT
                        MARCH 31, 1999 AND 1998


                           REII INCORPORATED
                     (FORMERLY BAP ACQUISITION CORP.)
                             AND SUBSIDIARY
                          (A DELAWARE CORPORTION)
                              NAPLES, FLORIDA

                            TABLE OF CONTENTS

  Consolidated Balance Sheets at March 31, 1999 (Unaudited)
  and December 31, 1998                                         2

  Consolidated Statements of Operations for the Three Months
  Ended March 31, 1999 and 1998 (Unaudited)                     3

  Consolidated Statements of Cash Flows for the Three Months
  Ended March 31, 1999 and 1998 (Unaudited)                     4

  Notes to the Consolidated Financial Statements (Unaudited)    6

                          PART 11

  Item #1 Legal Proceedings                                     11

  Item #2 Change In Securities                                  11

  Item #3 Defaults upon Senior Securities                       11

  Item #4 Submission of Matters to a vote of Security Holders.  11

  Item #5 Other matters                                         11

  Item #6 Exhibits and reports on form 8-K                      11

  Item #6 Signatures                                            11

                            REII INCORPORATED
                     (FORMERLY BAP ACQUISITION CORP.)
                             AND SUBSIDIARY
                         (A Delaware Corporation)
                             Naples, Florida

                       CONSOLIDATED BALANCE SHEETS AT
             MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998

ASSETS
                                             March 31,        December 31,
                                               1999               1998
                                              ________        ___________
Assets
      Revenue Producing Assets -
       Net of Accumulated Depreciation      $ 767,025        $ 772,933
      Land Held for Investment                 24,000           24,000
      Cash and Cash Equivalents                28,483            4,993
      Other Current Assets                      4,029            5,353
      Tenant Escrow Account                    36,637           32,033
      Property and Equipment -
       Net of Accumulated Depreciation          7,260            7,715
      Organization Costs -
       Net of Accumulated Amortization         15,537           17,867
                                              ________         ________

             Total Assets                   $ 882,971         $ 864,894
                                              ________         ________

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
      Mortgages Payable - Bank               $ 530,804        $ 495,528
      Mortgages Payable - Stockholder          184,596          184,900
      Accounts Payable and Accrued Expenses      3,309            5,712
      Tenant Escrow Liability                   36,637           32,033
      Due to Stockholder                        25,324           31,749
                                               ________         ________

             Total Liabilities                $ 780,670       $ 749,922
                                               ________         ________
Stockholders' Equity
Common Stock:$.001 Par;20,000,000 Shares Authorized,
     4,655,310 Shares Issued and Outstanding      4,655           4,655
       Additional Paid In Capital               336,381         336,381
       Deficit                                 (238,735)       (226,064)
                                                ________        ________

             Total Stockholders' Equity       $ 102,301       $ 114,972
                                                ________        ________

Total Liabilities and Stockholders' Equity    $ 882,971       $ 864,894
                                                ________        ________

                            REII INCORPORATED
                      (FORMERLY BAP ACQUISITION CORP.)
                              AND SUBSIDIARY
                         (A Delaware Corporation)
                              Naples, Florida

                 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
             THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
                                              1999            1998
                                             _______        _______
Revenues
        Management Services                $   5,553        $   5,738
        Rental Income                         30,195           13,569
        Commissions                            4,200              ---
        Interest and Other                        72              ---
                                              _______        _______

             Total Revenues                 $ 40,020        $  19,307
                                              _______        _______

Direct Expenses
        Advertising                         $    243        $     138
        Commissions and Management Fees        1,120              115
        Depreciation and Amortization          8,913            4,415
        Insurance                              2,422            1,546
        Interest                               9,041            3,615
        Real Estate Taxes                      4,815            2,312
        Repairs and Maintenance                4,449            4,979
        Utilities                                746              612
                                              _______          _______

             Total Direct Expenses          $ 31,749         $ 17,732
                                              _______          _______
General and Administrative Expenses
        Contributions                       $    110         $     75
        Depreciation                             455              365
        Dues and Subscriptions                   977            1,110
        Licenses, Dues and Fees               12,944            1,026
        Occupancy Expenses                     2,936            2,272
        Office Supplies and Expense              580              547
        Professional Fees                      1,650              819
        Telephone                                916              947
        Travel and Entertainment                 374              103
                                              _______          _______
             Total General and
               Administrative Expenses      $ 20,942          $ 7,264
                                              _______          _______

             Total Expenses                 $ 52,691          $24,996
                                              _______          _______
                                    -3-


                                              1999              1998
                                          ___________        __________
Loss Before Provision for Taxes             $(12,671)         $(5,689)

Provision for Taxes                              ---              ---
                                              _______          _______

Net Loss for the Period                     $(12,671)         $ (5,689)
                                              _______          _______

Loss per Common Share:                         $(.003)          $(.001)
                                              _________        _________
Weighted Average
Number of Common                              4,655,310        4,655,310
Shares Outstanding                            _________        _________




                          REII INCORPORATED
                    (FORMERLY BAP ACQUISITION CORP.)
                            AND SUBSIDIARY
                       (A Delaware Corporation)
                            Naples, Florida


            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
        THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)


                                                  1999            1998
                                                  _______        _______
Cash Flows from Operating Activities
        Net Loss                                $(12,671)      $ (5,689)
        Adjustments to Reconcile
          Net Loss to Net Cash Flows
          from Operating Activities:
            Amortization                           2,331           2,331
            Depreciation                           7,037           2,449
        Changes in Assets and Liabilities:
          Rents Receivable                           ---             512
          Other Current Assets                     1,324          (2,715)
          Cash Overdraft                             ---             ---
          Accounts Payable and Accrued Expenses   (2,403)        (12,516)
                                                   _______        _______

             Net Cash Flows from
               Operating Activities              $(4,382)        $(15,628)
                                                   _______        _______

                                                    1999           1998
                                                  _________       _______
Cash Flows from Investing Activities
Acquisition of Office Furniture and Equipment    $   ---        $ (1,271)
Improvements to Income Producing Properties         (675)            ---
                                                   _______        _______
             Net Cash Flows from
               Investing Activities              $  (675)       $  (1,271)
                                                   _______        _______

Cash Flows from Financing Activities
        Mortgage Refinancing                     $ 37,312       $     ---
        Repayment of Mortgages                     (2,340)        (1,133)
        Change in Due to Stockholder               (6,425)         14,241
                                                   _______        _______
             Net Cash Flows from
                Financing Activities             $ 28,547       $  13,108
                                                   _______        _______

Net Decrease in Cash and Cash Equivalents        $ 23,490       $  (3,791)

Cash and Cash Equivalents -
  Beginning of Period                               4,993          13,486
                                                   _______        _______
Cash and Cash Equivalents -
  End of Period                                  $ 28,483       $   9,695
                                                   _______        _______
Supplementary Disclosures
        Interest Paid                             $ 9,041       $ 3,615
        Income Taxes Paid                             ---           ---


                           REII INCORPORATED
                    (FORMERLY BAP ACQUISITION CORP.)
                            AND SUBSIDIARY
                       (A DELAWARE CORPORATION)
                           Naples, Florida


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation
                          The condensed consolidated financial
statements of REII Incorporated (formerly BAP Acquisition Corp.) and
Subsidiary (the "Corporation") included herein have been prepared by the Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Corporation believes that the disclosures are adequate so that the information presented is not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Corporation's
Form 10KSB.

                          The accompanying unaudited interim financial
statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Corporation for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include the acquisition of additional income producing properties, mortgage refinancing, and increased general and administrative costs required to meet SEC reporting obligations. Certain financial information that is not required for interim financial reporting purposes has been omitted.

Note B - Year 2000
          REII recently upgraded its computer system to be year 2000 compliant. The Corporation has not been informed of any material risks associated with its vendors regarding year 2000 compliance, however, there is no guarantee that such risks do not exist and will not have an adverse effect on operations. Management is continuing to assess any impact that the transition to the year 2000 will have on operations.
Due to the nature of the corporation's business, it is not anticipated that any impact would be material, however the cost of a potential impact is not determinable.
                                  -6-

Note C - Other Matters
                  Effective April 15, 1998, the Corporation, formerly known as BAP Acquisition Corp., changed its name to REII Incorporated.

                  The Corporation entered into an agreement represented by a Letter of Intent dated January 15, 1996 to acquire and operate residential rental properties and one commercial office property owned by Garfield Ricketts, a 60% shareholder. The properties are valued at approximately $2 million, which was determined based on the properties' market value according to Multiple Listing Service's market analysis which tracks sales prices of comparable properties within the area. The acquisition will be completed when permanent financing can be arranged.
REII Incorporated (Formerly BAP Acquisition Corp.) and Subsidiary


Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations


Revenue Sources

        The company generates revenue primarily from the rental of residential property, representing approximately 70% of total revenues and real estate management services and commissions, representing approximately 30% of total revenues. The Company plans to increase revenues by acquiring existing and/or developing new residential properties and commercial real estate.

Financial Condition and Liquidity

        The Company's long-term debt to capital (long-term debt and stockholders' equity) ratio at March 31, 1999 and December 31, 1998 was 87.5% and 85.6%, respectively.

        The Company's source of working capital is from rental operating activities and capital contributions from stockholders. The Company has not borrowed any moneys from financial institutions for working capital needs. All debts of the Company are first mortgages on income producing properties.

        Net cash provided by operating activities for the three month periods ended March 31, 1999 and 1998 was negative $4,382 and negative
$15,628, respectively. The negative cash flows were primarily due to payment of current liabilities.

        The company recently upgraded its computer systems to be year
2000 compliant. The company has not been informed of any material risks associated with its vendors regarding year 2000 compliance, however, there is no guarantee that such risks do not exist and will not have an adverse effect on operations. Management is continuing to assess any impact that the transition to the year 2000 will have on operations.
Due to the nature of the company's business, it is not anticipated that any impact would be material, however the cost of a potential impact is not determinable.
                                    -7-

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

        Capital expenditures for improvements to income producing properties during the three month periods ended March 31, 1999 and 1998 totaled $675 and $-0-, respectively. Capital expenditures for purchases of office equipment and furniture during the three month periods ended
March 31, 1999 and 1998 totaled $-0- and $1,271, respectively. There were no real property acquisitions during the three month periods.

        The Company has an agreement represented by a Letter of Intent to purchase 20 residential rental properties and one commercial office property from Garfield Ricketts, a majority stockholder. Purchase price upon acquisition will be the properties market value, based on independent appraisals. Market value of the 21 properties is currently approximately $2 million, based on Multiple Listing Service's market analysis, which tracks sales prices of comparable properties within the area. Terms of the agreement require the Company to assume, refinance, or pay off the balance due on the first mortgages on the properties of approximately $1,302,000 as of December 31, 1998, and pay the balance of the market value to Garfield Ricketts in cash or other form of payment acceptable to him. All properties to be acquired will be subject to an updated independent property appraisal.

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

        The following table sets forth for the periods indicated, the percentages which selected items in the Company's Statements of Operations bear to total revenues:


                           Three Month Period
                              Ended March 31
                                                1999           1998
                                              _______        _______
Revenues
        Rental Income                           75.4%         70.3%
        Management Services                     13.9%         29.7%
        Commissions                             10.5%           .0%
        Interest and Other                        .2%           .0%
                                               _______        _______

             Total Revenues                    100.0%        100.0%
                                               _______        _______
Expenses
        Direct Expenses:
        Depreciation and Amortization           22.3%         22.8%
        Interest                                22.6%         18.7%
        Real Estate Taxes                       12.0%         12.0%
        Repairs and Maintenance                 11.1%         25.8%
        Utilities                                1.9%          3.2%
        Insurance                                6.1%          8.0%
        Other Direct Expenses                    3.4%          1.3%
                                               _______        _______

     Total Direct Expenses                      79.4%         91.8%
                                               _______        _______

General and Administrative Expenses
        Office Occupancy Expense                 7.3%         11.8%
        Office Supplies and Expense              1.5%          2.9%
        Professional Fees                        4.1%          4.2%
        Telephone                                2.3%          4.9%
        Dues and Subscriptions                   2.4%          5.7%
        License, Dues, and Fees                 32.4%          5.3%
        Travel and Entertainment                  .9%           .5%
        Other Administrative Expenses            1.4%          2.3%
                                                _______       _______

Total General and Administrative Expenses       52.3%         37.6%
                                                _______       _______

             Total Expenses                    131.7%        129.4%
                                               _______        _______

Income (Loss) Before Provision for Taxes       (31.7)%       (29.4)%

Provision for Taxes                               .0%           .0%
                                               _______        _______

Net Income (Loss)                              (31.7)%       (29.4)%
                        _______        _______
Three Months Ended March 31, 1999 Compared With Three Months Ended March
31, 1998
                                -9-

Net Income (Loss)
        The Company reported a net loss of $12,671 for the three months ended March 31, 1999, compared to a net loss of $5,689 for the three months ended March 31, 1998. The losses were primarily due to depreciation and refinancing fees.

Revenues
        Total revenues for the three months ended March 31, 1999 increased by $20,713 (105.1%) to $40,020 from $19,307 for the three months ended March 31, 1998. The increase was due primarily to the addition of five (5) new rental properties and the receipt of commission revenues from the sale of homes.

Direct Expenses
        Direct expenses for the three months ended March 31, 1999 increased by $14,017 (79.0%) to $31,749 (79.4% of total revenues) from $17,732 (91.8% of total revenues) for the three months ended March 31, 1998. The increase was due primarily to the addition of new rental properties. The decrease in direct expenses as a percentage of total revenues is due to the increase in commission revenues from the sale of homes in 1999.

General and Administrative Expenses
        General and administrative expenses for the three months ended
March 31, 1999 increased by $13,678 (188.3%) to $20,942 (52.3% of total revenues) from $7,264 (37.6% of total revenues) for the three months ended March 31, 1998. The increase was due primarily to fees paid to refinance two mortgages in 1999.

Income Taxes
        There were no provisions for income tax for the three month periods ended March 31, 1999 and 1998 because the Company was operating at a loss.




                                PART 11
 ITEM 1
       Legal Proceedings
The Company is not presently a party to any litigation of any kind or nature whatsoever, nor to the company's best knowledge and belief is any litigation threatened or contemplated.

ITEM 2
        Change in Securities.
There has not been any material changes of the rights of holders of registered securities, and working capital restrictions and other limitations on the payment of dividends.

ITEM 3
        Defaults Upon Senior Securities.
There has not been any defaults on any senior Securities.

ITEM 4
        Submission of Matters to a vote of Security Holders.
 On December 30th, 1998 the annual meeting of the Company was held at the
 Company's principal office, at 1051-5th Avenue North in Naples Florida.
 Of the 4,655,310 shares outstanding, 3,664,932 were represented in person and by proxy. The sole purpose of the meeting was to re-elect the Officers and Directors.
 The following officers and Directors were unanimously elected.
        Garfield Ricketts     Director/ Chairman/CEO
        Una M. Ricketts       Director/Secretary/Treasurer
        Karen Ricketts        Director

  There were no setlements or matters or solicitations under Rule 14a-11

  ITEM 5
         Other Matters

         None
  ITEM 6
        Exhibits and reports on Form 8-K

         There were no Form 8-K exhibits reported in this quarter.


                             SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized

Dated May 5, 1999

BAP ACQUISITION CORP

by /s/ Garfield Ricketts              by /s/ Una M. Ricketts
-------------------------            ------------------------
Garfield Ricketts-President          Una M. Ricketts-Secretary/Treasurer
                                 -11-
