Form 10QSB
period 1999-06-30
REII INC
filed 1999-08-06
CIK 743241

UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON DC 20549

				FORM 10-QSB

	       QUARTERLY REPORT PUSRUANT TO SECTION 13 OR 15 (d) THE
			  SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ending June 30,1999     Commission File Number 21-16563-B

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

		  Yes  [X]                             No_____


   As of June 30, 1999   4,655,310 shares of common stock, $.001 par were
   outstanding.

			   REII INCORPORATED
		     (FORMERLY BAP ACQUISITION CORP.)
			   AND SUBSIDIARY
			(A DELAWARE CORPORATION)
			     NAPLES, FLORIDA


			    FINANCIAL REPORTS
				   AT
			 JUNE 30, 1999 AND 1998

			   REII INCORPORATED
		     (FORMERLY BAP ACQUISITION CORP.)
			      AND SUBSIDIARY
			(A DELAWARE CORPORTION)
			     NAPLES, FLORIDA



			     TABLE OF CONTENTS


Consolidated Balance Sheets at June 30, 1999 (Unaudited)
  and December 31, 1998                                            2

Consolidated Statements of Operations for the Three Months Ended
  June 30, 1999 and 1998 (Unaudited) and for the Six Months Ended
  June 30, 1999 and 1998 (Unaudited)                               3-4

Consolidated Statements of Cash Flows for the Six Months
  Ended June 30, 1999 and 1998 (Unaudited)                         5

Notes to the Consolidated Financial Statements (Unaudited)         6

Management's Discussion and Analysis of Financial Conditions
and Results of Operations                                          7

                            PART 11
Item 1
       Legal Proceedings                                           12
Item 2.
       Change In Securities                                        12
Item 3.
       Defaults Upon Senior Securities                             12
Item 4.
       Submission of Matters to vote of Security Holders           12
Item 5,
       Other Matters                                               12
Item 6,
       Exhibits and Reports on Form 8-K                            12

Signatures                                                         13


			   REII INCORPORATED
		     (FORMERLY BAP ACQUISITON CORP.)
			     AND SUBSIDIARY
			(A Delaware Corporation)
			   Naples, Florida

		      CONSOLIDATED BALANCE SHEETS AT
	    JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

				   ASSETS

					       June 30,        December 31,
						 1999            1998
					      _________        ___________
Assets
	Revenue Producing Assets -
	  Net of Accumulated Depreciation       $ 761,467        $ 772,933
	Land Held for Investment                   24,000           24,000
	Cash and Cash Equivalents                  23,845            4,993
	Other Current Assets                        5,600            5,353
	Tenant Escrow Account                      38,736           32,033
	Office Property and Equipment -
	  Net of Accumulated Depreciation           6,805            7,715
	Organization Costs -
	Net of Accumulated Amortization             8,934           17,867
						  _________        _________

	     Total Assets                       $ 869,387         $ 864,894
						  _________        _________

		      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
	Mortgages Payable - Bank                $ 528,496         $ 495,528
	Mortgages Payable - Stockholder           184,153           184,900
	Accounts Payable and Accrued Expenses       2,894             5,712
	Tenant Escrow Liability                    38,736            32,033
	Due to Stockholder                         26,089            31,749
						  _________        _________

	     Total Liabilities                  $ 780,368         $ 749,922
						  _________        _________
Stockholders' Equity
	Common Stock: $.001 Par;20,000,000
	Shares Authorized, 4,655,310 Shares
	Issued and Outstanding                  $   4,655         $   4,655
	Additional Paid In Capital                336,381           336,381
	Deficit                                  (252,017)         (226,064)
						  _________        _________

	     Total Stockholders' Equity         $  89,019         $ 114,972
						  _________        _________

Total Liabilities and Stockholders' Equity      $ 869,387         $ 864,894
						  _________        __________




			     REII INCORPORATED
		      (FORMERLY BAP ACQUISITION CORP.)
			       AND SUBSIDIARY
			  (A Delaware Corporation)
			      Naples, Florida

		 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
	    THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED) AND
	    FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
				     Three Months            Six Months
				    Ended June 30           Ended June 30
				     1999      1998        1999     1998
				   ________   ________   _________  ________
Revenues
	Management Services       $  7,232   $  5,814    $ 12,785  $ 11,552
	Rental Income               29,150     13,408      59,345    26,977
	Commissions                    ---        ---       4,200       ---
	Interest and Other              63         72         135        72
				    ________  ________   _________  ________

	     Total Revenues       $ 36,445    $ 19,294   $ 76,465  $ 38,601
				    ________  ________   _________ ________

Direct Expenses
  Advertising                     $    ---    $    954    $   243  $  1,092
  Commissions and Management Fees      777         462      1,897       577
  Depreciation                       6,609       2,110     13,191     4,194
  Insurance                          2,422         773      4,844     2,319
  Interest                          11,793       3,623     20,834     7,238
  Real Estate Taxes                  4,815       2,291      9,630     4,603
  Repairs and Maintenance            4,079       2,754      8,528     7,733
  Utilities                          1,091         967      1,837     1,579
				    ________    ________  _________ ________

  Total Direct Expenses           $ 31,586    $ 13,934    $61,004  $ 29,335
				    ________    ________  _________ ________

General and Administrative Expenses
  Contributions                   $     10    $    100   $    120  $    175
  Depreciation and Amortization      7,057       2,754      9,843     5,450
  Licenses, Dues and Fees           (1,240)      1,084     11,704     2,110
  Office Occupancy Expenses          2,119       2,586      5,055     4,858
  Office Expense                     2,418       2,746      5,265     5,453
  Professional Fees                  7,777          71      9,427       890
				    ________    ________ _________  ________
  Total General and
  Administrative Expenses         $ 18,141     $ 9,341   $ 41,414  $ 18,936
				    ________    ________ _________  ________

  Total Expenses                  $ 49,727     $ 23,275  $102,418  $ 48,271
				    ________    ________ _________ ________


                                    Three Months              Six Mpnths
                                   Ended June 30,            Ended June 30
                                   1999      1998             1999     1998
                                   _______  _______         ________   ______

Loss Before Provision for Taxes   $(13,282)  $ (3,981)   $(25,953) $ (9,670)

Provision for Taxes                    ---          ---       ---       ---
				    ________    ________  _________ ________

Net Loss for the Period            $(13,282) $ (3,981)   $(25,953) $ (9,670)
				    ________    ________  _________ ________

Loss per Common Share:             $(.003)   $(.001)      $(.006)    $(.002)
				   _________ _________  _________  _________
Weighted Average
Number of Common
  Shares Outstanding             4,655,310   4,655,310   4,655,310 4,655,310
				    _________ _________ _________   ________


				  REII INCORPORATED
			   (FORMERLY BAP ACQUISITION CORP.)
				     AND SUBSIDIARY
			       (A Delaware Corporation)
				    Naples, Florida

		    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
		 SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
                                                                                              1999            1998
                                                  1999            1998
						 ________        ________
Cash Flows from Operating Activities
	Net Loss                                $(25,953)       $ (9,670)
	Adjustments to Reconcile
	  Net Loss to Net Cash Flows
	  from Operating Activities:
	    Amortization                           8,933           4,661
	    Depreciation                          14,101           4,983
	Changes in Assets and Liabilities:
	  Rents Receivable                           ---             289
	  Other Current Assets                      (247)         (1,698)
	  Accounts Payable and Accrued Expenses   (2,818)        (12,161)
						 ________        ________
                 Net Cash Flows from
	       Operating Activities             $ (5,984)       $(13,596)
						 ________        ________
Cash Flows from Investing Activities
  Acquisition of Office Furniture and Equipment $    ---        $ (2,430)
  Improvements to Income Producing Properties     (1,725)         (1,113)
						 ________        ________
	     Net Cash Flows from
	       Investing Activities             $ (1,725)       $  (3,543)
						 ________        ________

Cash Flows from Financing Activities
	Mortgage Refinancing                    $ 37,312        $     ---
	Repayment of Mortgages                    (5,091)          (2,294)
	Change in Due to Stockholder              (5,660)          15,728
						  ________        ________
	     Net Cash Flows from
		Financing Activities            $ 26,561        $  13,434
						  ________        ________

Net Decrease in Cash and Cash Equivalents       $ 18,852        $  (3,705)
Cash and Cash Equivalents -
  Beginning of Period                              4,993           13,486
						  ________        ________
Cash and Cash Equivalents -
  End of Period                                 $ 23,845         $  9,781
						  ________        ________
Supplementary Disclosures
	Interest Paid                           $ 20,834         $  7,238
	Income Taxes Paid                            ---              ---


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

Note B -        Principles of Consolidation
	  The consolidated financial statements include the accounts of the Corporation and its subsidiary, Ricketts Enterprises International,
Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

Note C -        Year 2000
	  REII recently upgraded its computer system to be year 2000 compliant.  The Corporation has not been informed of any material risks associated with its vendors regarding year 2000 compliance, however, there is no guarantee that such risks do not exist and will not have an adverse effect on operations. Management is continuing to assess any impact that the transition to the year 2000 will have on operations.
Due to the nature of the Corporation's business, it is not anticipated that any impact would be material, however the cost of a potential impact is not determinable.

Note D -        Other Matters
	  Effective April 15, 1998, the Corporation, formerly known as
BAP Acquisition Corp., changed its name to REII Incorporated.

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


Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations

Revenue Sources

	The company generates revenue primarily from the rental of residential property, representing approximately 70% of total revenues and real estate management services, representing approximately 30% of total revenues. The Company plans to increase revenues by acquiring existing and/or developing new residential properties and commercial real estate.

Financial Condition and Liquidity

	The Company's long-term debt to capital (long-term debt and stockholders' equity) ratio at June 30, 1999 and December 31, 1998 was 88.9% and 85.6%, respectively.

	The Company's source of working capital is from rental operating activities and prior capital contributions from stockholders. The
Company has not borrowed any moneys from financial institutions for working capital needs. All debts of the Company are from first mortgages on income producing properties.

	Net cash provided by operating activities for the six month periods ended June 30, 1999 and 1998 was negative $5,984 and negative
$13,596, respectively. The negative cash flows were primarily due to payment of current liabilities.

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

	The Company purchased five (5) residential rental properties from Garfield Ricketts, a 60% shareholder, for $544,000 on December 18,
1998. The purchase price was based on the total of the properties' market values established by an independent appraiser. The acquisition was financed with bank mortgages in the amount of $359,100 and mortgages to Garfield Ricketts in the amount of $184,900.

	Capital expenditures for improvements to income producing properties during the six month periods ended June 30, 1999 and 1998 totaled $1,725 and $1,113, respectively. Capital expenditures for purchases of office equipment and furniture during the six month periods ended June 30, 1999 and 1998 totaled $-0- and $2,430, respectively.
There were no real property acquisitions during the six month periods.

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

	The Company will require funds to acquire additional income producing properties and/or real estate related entities. The Company will seek to borrow funds from financial institutions and raise money through the offering of its common stock. Management believes that the Company can continue to operate and meet its obligations via working capital from operating and financing activities. Management is of the opinion that inflation has not and will not have a material effect on the operations of the Company.
Results of Operations


	The following table sets forth for the periods indicated, the percentages which selected items in the Company's Statements of
Operations bear to total revenues:
				   Three Month Period     Six Month Period
				       Ended June 30        Ended June 30
					1999    1998        1999     1998
				      ________ _______    _______  ________
Revenues
	Rental Income                  80.0%    30.1%      77.6%    69.9%
	Management Services            19.8%    69.5%      16.7%    30.0%
	Commissions                    00.0%    00.0%       5.5%    00.0%
	Interest and Other              0.2%     0.4%       0.2%     0.1%
				      ________ ________   ________ ________

	     Total Revenues           100.0%   100.0%     100.0%   100.0%
                                     ________ _______    ________ ________
Expenses

Direct Expenses:
	Depreciation                   18.1%    10.9%      17.2%    10.9%
	Interest                       32.4%    18.8%      27.2%    18.8%
	Real Estate Taxes              13.2%    11.9%      12.6%    11.9%
	Repairs and Maintenance        11.2%    14.3%      11.2%    20.0%
	Utilities                       3.0%     5.0%       2.4%     4.1%
	Insurance                       6.6%     4.0%       6.3%     6.0%
	Other Direct Expenses           2.1%     7.3%       2.8%     4.3%
				      ________ ________  ________  ________

     Total Direct Expenses             86.6%    72.2%      79.7%    76.0%
				      ________ _______   ________  ________

General and Administrative Expenses:
	Office Occupancy Expense        5.8%    13.4%       6.6%    12.6%
	Office Expense                  1.6%     5.5%       1.5%     4.2%
	Professional Fees              21.3%     0.4%      12.3%     2.3%
	License, Dues, and Fees       (3.4)%     5.5%      15.3%     5.5%
	Depreciation and Amortization  19.4%    14.3%      12.9%    14.1%
	Other Administrative Expenses   5.1%     9.3%       5.6%    10.4%
				      ________  ________ ________  ________
     Total General and
	Administrative Expenses        49.8%    48.4%      54.2%    49.1%
				      ________ ________  ________  ________

	     Total Expenses           136.4%   120.6%     133.9%   125.1%
				      ________ ________  ________ ________

Loss Before Provision for Taxes      (36.4)%  (20.6)%    (33.9)%  (25.1)%

Provision for Taxes                    00.0%    00.0%      00.0%    00.0%
				     ________ ________   ________ ________

Net Loss                             (36.4)%  (20.6)%    (33.9)%   (25.1)%
				     ________________   ________  ________


Six Months Ended June 30, 1999 Compared With Six Months Ended June 30,
1998

Net Income (Loss)
	The Company reported a net loss of $25,953 for the six months ended June 30, 1999, compared to a net loss of $9,670 for the six months ended June 30, 1998. The losses were primarily due to depreciation, refinancing fees, legal fees paid to register with the National
Association of Securities Dealers, and write off of organization costs in accordance with the American Institute of Certified Public
Accountants' Statement of Position 98-5 on reporting the costs of start-up activities.

Revenues
	Total revenues for the six months ended June 30, 1999 increased by $37,864 (98.1%) to $76,465 from $38,601 for the six months ended June
30, 1998. The increase was due primarily to rental income received from the addition of five (5) new rental properties and the receipt of commission revenues from the sale of homes.

Direct Expenses
	Direct expenses for the six months ended June 30, 1999 increased by $31,669 (108.0%) to $61,004 (79.7% of total revenues) from $29,335
(76.0% of total revenues) for the six months ended June 30, 1998. The increase was due primarily to the addition of new rental properties.

General and Administrative Expenses
	General and administrative expenses for the six months ended
June 30, 1999 increased by $22,478 (118.7%) to $41,414 (54.2% of total revenues) from $18,936 (49.1% of total revenues) for the six months ended June 30, 1998. The increase was due primarily to fees paid to refinance two mortgages in 1999, legal fees paid to register with the National Association of Securities Dealers, and write off of organization costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 on reporting the costs of start-up activities.

Income Taxes
	There were no provisions for income tax for the six month periods ended June 30, 1999 and 1998 because the Company was operating at a loss.
Three Months Ended June 30, 1999 Compared With Three Months Ended June
30, 1998

Net Income (Loss)
	The Company reported a net loss of $13,282 for the three months ended June 30, 1999, compared to a net loss of $3,981 for the three months ended June 30, 1998. The losses were primarily due to depreciation and amortization.

Revenues
	Total revenues for the three months ended June 30, 1999 increased by $17,151 (88.9%) to $36,445 from $19,294 for the three months ended June 30, 1998. The increase was due primarily to rental income received from the addition of five (5) new rental properties.

Direct Expense
	Direct expenses for the three months ended June 30, 1999 increased by $17,652 (126.7%) to $31,586 (86.6% of total revenues) from $13,934 (72.2% of total revenues) for the three months ended June 30, 1998. The increase was due primarily to the addition of new rental properties.

General and Administrative Expenses
	General and administrative expenses for the three months ended
June 30, 1999 increased by $8,800 (94.2%) to $18,141 (49.8% of total revenues) from $9,341 (48.4% of total revenues) for the three months ended June 30, 1998. The increase was due primarily to fees paid to refinance two mortgages in 1999, legal fees paid to register with the National Association of Securities Dealers, and write off of organization costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 on reporting the costs of start-up activities.

Income Taxes
	There were no provisions for income tax for the three month periods ended June 30, 1999 and 1998 because the Company was operating at a loss.


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

	 NONE

			     SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized

Dated May 13th, 1999

BAP ACQUISITION CORP

by /s/ Garfield Ricketts              by /s/ Una M. Ricketts
-------------------------            ------------------------
Garfield Ricketts-President          Una M. Ricketts-Secretary/Treasurer

