Form 10QSB
period 1999-09-30
REII INC
filed 1999-10-26
CIK 743241

UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON DC 20549

				FORM 10-QSB

	       QUARTERLY REPORT PUSRUANT TO SECTION 13 OR 15 (d) THE
			  SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ending September 30,1999  Commission File Number 21-16563-B

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

		  Yes  [X]                             No_____


   As of September 30, 1999 4,655,310 shares of common stock, $.001 par were outstanding.

			PART 1. FINANCIAL INFORMATION.

                           REII INCORPORATED
                    (FORMERLY BAP ACQUISITION CORP.)
                            AND SUBSIDIARY
                       (A DELAWARE CORPORATION)
                            NAPLES, FLORIDA
                           FINANCIAL REPORTS
                                  AT
                      SEPTEMBER 30, 1999 AND 1998

                          REII INCORPORATED
                    (FORMERLY BAP ACQUISITION CORP.)
                            AND SUBSIDIARY
                       (A DELAWARE CORPORATION)
                            NAPLES, FLORIDA


                           TABLE OF CONTENTS
 Consolidated Balance Sheets at September 30, 1999 (Unaudited)
 and December 31, 1998                                                2
 Consolidated Statements of Operations for the Three Months Ended
 September 30, 1999 and 1998 (Unaudited) and for the Nine Months
 Ended September 30, 1999 and 1998(unaudited)                         3
 Consolidated Statements of Cash Flows for the Nine Months Ended
 September 30, 1999 and 1998 (Unaudited)                              5
 Notes to the Consolidated Financial Statements (Unaudited)           6

                               PART 11
Item 1 Legal Proceedings                                             11

Item 2 Change In Securities                                          11

Item 3 Defaults upon Senior Securities                               11

Item 4 Submission of Matters to a vote of Security Holders           11

Item 5 Other Matters                                                 12

Item 6 Exhibits and reports on form 8-k                              12

Item 7 Signatures                                                    12

                          REII INCORPORATED
                    (FORMERLY BAP ACQUISITON CORP.)
                            AND SUBSIDIARY
                       (A Delaware Corporation)
                            Naples, Florida

                     CONSOLIDATED BALANCE SHEETS AT
           SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998
ASSETS
                                            September 30,     December 31,
                                               1999              1998
                                            _____________    ___________
Assets
        Revenue Producing Assets -
          Net of Accumulated Depreciation    $ 755,754        $ 772,933
        Land Held for Investment                24,000           24,000
        Cash and Cash Equivalents               21,541            4,993
        Other Current Assets                     2,520            5,353
        Tenant Escrow Account                   42,307           32,033
        Office Property and Equipment -
          Net of Accumulated Depreciation        7,905            7,715
        Organization Costs -
         Net of Accumulated Amortization         4,467           17,867
                                               _________        _________

             Total Assets                    $ 858,494        $ 864,894
                                               _________        _________

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
        Mortgages Payable - Bank             $ 526,986        $ 495,528
        Mortgages Payable - Stockholder        183,682          184,900
        Accounts Payable and Accrued Expenses    1,898            5,712
        Tenant Escrow Liability                 42,307           32,033
        Due to Stockholder                      25,036           31,749
                                              _________        _________

             Total Liabilities               $ 779,909        $ 749,922
                                              _________        _________
Stockholders' Equity
  Common Stock:  $.001 Par;
  20,000,000 Shares Authorized, 4,655,310
  Shares Issued and Outstanding              $   4,655        $   4,655
        Additional Paid In Capital             336,381          336,381
        Deficit                               (262,451)        (226,064)
                                              _________        _________

             Total Stockholders' Equity      $   78,585       $ 114,972
                                              _________        _________
Total Liabilities and Stockholders' Equity   $  858,494        $ 864,894
                                              _________        __________

                             REII INCORPORATED
                       (FORMERLY BAP ACQUISITION CORP.)
                                AND SUBSIDIARY
                           (A Delaware Corporation)
                                Naples, Florida

        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
        THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED) AND
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)                                           (UNAUDITED)
                                  Three Months            Nine Months
                                 Ended September 30     Ended September 30
                                   1999      1998         1999     1998
                                  ________   ________  _________  ________
Revenues
        Management Services     $  5,913     $  5,763   $  18,698  $ 17,315
        Rental Income             28,461       12,129      87,806    39,106
        Commissions                  806        7,590       5,006     7,590
        Interest and Other           ---           55         135       127
                                  ________   ________   _________  ________

             Total Revenues     $ 35,180     $ 25,537   $ 111,645  $ 64,138
                                  _________   ________   _________  ________
  Direct Expenses
  Advertising                   $    790     $     75   $   1,033  $  1,167
  Commissions and Management Fees  1,052          309       2,949       886
  Depreciation                     1,969        2,357      19,821     6,551
  Insurance                        2,421        1,431       7,265     3,750
  Interest                        12,741        3,594      33,575    10,832
  Real Estate Taxes                4,815        2,296      14,445     6,899
  Repairs and Maintenance          3,795        2,538      12,323    10,271
  Utilities                          863        1,457       2,700     3,036
                                  ________    ________   _________ ________

         Total Direct Expenses  $ 28,446     $ 14,057    $ 94,111  $ 43,392
                                  ________    ________   _________ ________

General and Administrative Expenses
  Contributions                 $    110      $    50    $    230  $    225
  Depreciation and Amortization    5,010        2,725      14,853     8,175
  Licenses, Dues and Fees            330         (605)     12,034     1,505
  Office Occupancy Expenses        2,434        2,190       7,489     7,048
  Office Expense                   2,998        2,851       8,263     8,304
  Professional Fees                1,625           99      11,052       989
                                  ________     ________   _________ ________
Total General and
  Administrative Expenses        $ 12,507     $ 7,310    $ 53,921  $ 26,246
                                  ________     ________   _________ ________
        Total Expenses           $ 40,953     $ 21,367   $ 148,032 $ 69,638
                                  ________     ________   _________ ________
Income (Loss) Before Benefit/
(Provision) for Taxes            $ (5,773)    $  4,170   $ (36,387) $ (5,500)
Provision for Taxes                   ---          ---          ---      ---
                                  ________     ________    _________ ________
Net Income (Loss) for the Period $ (5,773)     $ 4,170   $ (36,387) $ (5,500)
                                  ________     ________    _________ ________

                                     Three Months           Nine Months
                                    Ended September 30   Ended September 30
                                     1999        1998      1999       1998
                                  _________   _________  _________  _________
Loss per Common Share:           $ (.001)       $ .001   $ (.008)   $ (.001)
                                  _________   _________  _________  _________
Weighted Average Number of Common
  Shares Outstanding            4,655,310     4,655,310  4,655,310  4,655,310
                                 _________    _________  _________  _________

                                 REII INCORPORATED
                          (FORMERLY BAP ACQUISITION CORP.)
                                   AND SUBSIDIARY
                             (A Delaware Corporation)
                                   Naples, Florida

        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
        NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                                                1999            1998
                                              ________        ________
Cash Flows from Operating Activities
        Net Loss                             $(36,387)        $ (5,500)
        Adjustments to Reconcile
        Net Loss to Net Cash Flows
        from Operating Activities:
        Amortization                           13,400             6,992
        Depreciation                           21,274             7,734
        Changes in Assets and Liabilities:
        Rents Receivable                          ---              (209)
        Other Current Assets                    2,833            (1,698)
        Accounts Payable and Accrued Expenses  (3,814)           (6,811)
                                               ________         ________

Net Cash Flows from Operating Activities     $ (2,694)         $     508
                                                ________        ________

Cash Flows from Investing Activities
Acquisition of Office Furniture and Equipment $(1,643)         $  (2,431)
Improvements to Income Producing Properties    (2,642)            (7,084)
                                               ________         ________
Net Cash Flows from  Investing Activities    $ (4,285)         $  (9,515)
                                               ________         ________

Cash Flows from Financing Activities
        Mortgage Refinancing                  $ 37,312         $     ---
        Repayment of Mortgages                  (7,072)           (3,486)
        Change in Due to Stockholder            (6,713)           11,944
                                               ________         ________
Net Cash Flows from Financing Activities      $ 23,527         $   8,458
                                               ________         ________

Net Increase (Decrease) in Cash
  and Cash Equivalents                        $ 16,548         $   (549)

Cash and Cash Equivalents -
  Beginning of Period                            4,993           13,486
                                                ________        ________
Cash and Cash Equivalents -
  End of Period                               $ 21,541          $ 12,937
                                                ________        ________
Supplementary Disclosures
        Interest Paid                         $ 33,575          $ 10,832
        Income Taxes Paid                          ---               ---
                                    -5-

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations

Revenue Sources

        The company generates revenue primarily from the rental of residential property, representing approximately 80% of total revenues, and real estate management services, representing approximately 20% of total revenues. The Company plans to increase revenues by acquiring existing and/or developing new residential properties and commercial real estate.

Financial Condition and Liquidity

        The Company's long-term debt to capital (long-term debt and stockholders' equity) ratio at September 30, 1999 and December 31, 1998 was 90.0% and 85.5%, respectively.

        The Company's source of working capital is from rental operating activities and prior capital contributions from stockholders. The
Company has not borrowed any moneys from financial institutions for working capital needs. All debts of the Company are from first mortgages on income producing properties.

        Net cash provided by operating activities for the nine month periods ended September 30, 1999 and 1998 was negative $2,694 and positive $508, respectively. The negative cash flow in 1999 was primarily due to payment of current liabilities.

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

        Capital expenditures for improvements to income producing properties during the nine month periods ended September 30, 1999 and 1998 totaled $2,642 and $7,084, respectively. Capital expenditures for purchases of office equipment and furniture during the nine month periods ended September 30, 1999 and 1998 totaled $1,643 and $2,431, respectively. Net cash flows from financing activities for the nine month period ended September 30, 1999 was $23,527, which included net proceeds of $37,312 from refinancing two existing mortgages on income producing rental properties. There were no real property acquisitions during the nine month periods.

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

        The following table sets forth for the periods indicated, the percentages which selected items in the Company's Statements of
Operations bear to total revenues:
                                  Three Month Period      Nine Month Period
                                  Ended September 30     Ended September 30
                                      1999      1998      1999       1998
                                    ________  ________  ________   ________
Revenues
        Rental Income                 80.9%     47.5%     78.6%      61.0%
        Management Services           16.8%     22.6%     16.8%      27.0%
        Commissions                   02.3%     29.7%     04.5%      11.8%
        Interest and Other            00.0%     00.2%     00.1%      00.2%
                                     ________  ________  ________   ________

             Total Revenues          100.0%    100.0%    100.0%     100.0%
                                     ________  ________  ________   ________
Expenses
Direct Expenses:
        Depreciation                  05.6%     09.2%     17.8%      10.2%
        Interest                      36.2%     14.1%     30.1%      16.9%
        Real Estate Taxes             13.7%     09.0%     12.9%      10.8%
        Repairs and Maintenance       10.8%     09.9%     11.0%      16.0%
        Utilities                     02.5%     05.7%     02.4%      04.7%
        Insurance                     06.9%     05.6%     06.5%      05.9%
        Other Direct Expenses         05.2%     01.5%     03.6%      03.2%
                                    ________  ________  ________   ________

     Total Direct Expenses            80.9%     55.0%     84.3%      67.7%
                                     ________ ________  ________   ________

General and Administrative Expenses:
        Office Occupancy Expense      06.9%     08.6%     06.7%      11.0%
        Office Expense                03.6%     03.4%     02.2%      03.9%
        Professional Fees             04.6%     00.4%     09.9%      01.5%
        License, Dues, and Fees       00.9%    (02.4)%    10.8%      02.3%
        Depreciation and Amortization 14.3%     10.7%     13.3%      12.7%
        Other Administrative Expenses 05.2%     08.0%     05.4%      09.5%
                                     ________ ________   ________   ________
        Total General and
        Administrative Expenses       35.5%     28.7%     48.3%      40.9%
                                     ________ ________   ________   ________

             Total Expenses          116.4%     83.7%    132.6%     108.6%
                                     ________ ________   ________   ________

Income (Loss) Before Benefit/(Provision)
  for Taxes                         (16.4)%     16.3%   (32.6)%     (08.6)%

Provision for Taxes                  0.00%      00.0%     00.0%       00.0%
                                     ________  ________  ________    ________

Net Loss                            (16.4)%     16.3%   (32.6)%     (08.6)%
                                     ________  ________  ________    ________

Nine Months Ended September 30, 1999 Compared With Nine Months Ended
September 30, 1998

Net Income (Loss)
        The Company reported a net loss of $36,387 for the nine months ended September 30, 1999, compared to a net loss of $5,500 for the nine months ended September 30, 1998. The losses were primarily due to depreciation, refinancing fees, legal fees paid to register with the National Association of Securities Dealers, and write off of organization costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 on reporting the costs of start-up activities.

Revenues
        Total revenues for the nine months ended September 30, 1999 increased by $47,507 (74.1%) to $111,645 from $64,138 for the nine months ended September 30, 1998. The increase was due primarily to rental income received from the addition of five (5) new rental properties, which were purchased in December 1998.

Direct Expenses
        Direct expenses for the nine months ended September 30, 1999 increased by $50,719 (116.9%) to $94,111 (84.3% of total revenues) from $43,392 (67.7% of total revenues) for the nine months ended September
30, 1998. The increase was due primarily to the addition of five (5) new rental properties, which were purchased in December 1998.

General and Administrative Expenses
        General and administrative expenses for the nine months ended
September 30, 1999 increased by $27,675 (105.4%) to $53,921 (48.3% of total revenues) from $26,246 (40.9% of total revenues) for the nine months ended September 30, 1998. The increase was due primarily to fees paid to refinance two mortgages in 1999, legal fees paid to register with the National Association of Securities Dealers, and write off of organization costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 on reporting the costs of start-up activities.

Income Taxes
        There were no provisions for income tax for the nine month periods ended September 30, 1999 and 1998 because the Company was operating at a loss.
Three Months Ended September 30, 1999 Compared With Three Months Ended
September 30, 1998

Net Income (Loss)
        The Company reported a net loss of $5,773 for the three months ended September 30, 1999, compared to net income of $4,170 for the three months ended September 30, 1998. The loss in 1999 was primarily due to depreciation, refinancing fees, legal fees paid to register with the National Association of Securities Dealers, and write-off organization costs in accordance with the American Institute of Certified Public
Accountants' Statement of Position 98-5 on reporting the costs of start-up activities.

Revenues
        Total revenues for the three months ended September 30, 1999 increased by $9,643 (37.8%) to $35,180 from $25,537 for the three months ended September 30, 1998. The increase was due primarily to rental income received from the addition of five (5) new rental properties, which were purchased in December 1998.

Direct Expense
        Direct expenses for the three months ended September 30, 1999 increased by $14,389 (102.4%) to $28,446 (80.9% of total revenues) from $14,057 (55.0% of total revenues) for the three months ended September
30, 1998. The increase was due primarily to the addition of five (5) new rental properties, which were purchased in December 1998.

General and Administrative Expenses
        General and administrative expenses for the three months ended
September 30, 1999 increased by $5,197 (71.1%) to $12,507 (35.5% of total revenues) from $7,310 (28.7% of total revenues) for the three months ended September 30, 1998. The increase was due primarily to fees paid to refinance two mortgages in 1999, legal fees paid to register with the National Association of Securities Dealers, and write off of organization costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 on reporting the costs of start-up activities.

Income Taxes
        There were no provisions for income tax for the three month periods ended September 30, 1999 and 1998 because the Company was operating at a loss.

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

  There were no setlements or matters or solicitations under Rule 14a-11

  ITEM 5
         Other Matters

         None
  ITEM 6
        Exhibits and reports on Form 8-K

         NONE

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized

Dated October 26, 1999
REII INCORPORATED
(Formerly BAP Acquisition Corp.)

by /s/ Garfield Ricketts              by /s/ Una M. Ricketts
-------------------------            ------------------------
Garfield Ricketts-President          Una M. Ricketts-Secretary/Treasurer
                                 -12-
