Form 10KSB
period 1999-12-31
REII INC
filed 2000-03-15
CIK 743241

UNITED STATES

			SECURITIES AND EXCHANGE COMMISSION

			       WASHINGTON, D,C 20549

                                   FORM 10-KSB

		  [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) THE
			   SECURITIES EXCHANGE ACT OF 1934

                      For the Fiscal Year Ending December 31, 1999

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

                        Yes [X]                    No  [ ]

   As of December 31, 1999  4,655,310 shares of common stock were outstanding

			    TABLE OF CONTENTS
			  _______________________
				 PART 1                          Page
 ITEM 1 Description of Business                                   1
        Competition                                               3
	Mergers and/or Acquisition opportunities                  3
        Facilities                                                4
	Employees                                                 4
	Industry Segments                                         4
	Government Regulations                                    4
 ITEM 2 Description Of Property                                   5
 ITEM 3 Legal Proceedings                                         5
 ITEM 4 Submission of Matters to a Vote of Security Holders       6

				 PART 11
 ITEM 1 Market for Common Equity and Related Stockholder Matters  6
 ITEM 2 Management's Discussion and Analysis of Financial
        Condition and results of Operations                       7-11
        Independent Auditors Report                              F1
 ITEM 3 Financial Reports                                       F2-F14
        Notes to Consolidated Financial Statements               --
 ITEM 4 Changes In Disagreements with accountants on Accounting
        and Financial Matters                                    12

				 PART 111

 ITEM 1 Directors, Executive Officers, Promoters, and Control
        Persons                                                  12
 ITEM 2 Executive Compensation                                   14
 ITEM 3 Security Ownership of Certain Beneficial Owners and
        Management                                               15
 ITEM 4 Certain Relationships and Related Transactions           15

				 PART IV

 ITEM 1 Exhibits and reports on Form 8-K                         17
       Signatures                                                17
       Exhibit 27

				  PART 1

ITEM I            DESCRIPTION OF BUSINESS

BAP ACQUISITION CORP, a Delaware Corporation, (hereinafter the" Company") was incorporated on August 24, 1994. On July 1, 1995 the Company entered into an agreement to acquire 100% of the issued and outstanding shares of Common Stock of Ricketts Enterprises International, Inc., a Florida Corporation (hereinafter "REI") Said acquisition was completed on November 21,1995.
Prior to the acquisition of REI the Company had not engaged in any form of commercial business activity and as a result had no operating history. Further, prior to the acquisition of REI, neither the Company nor any of its Officers, Directors, had any affiliation with REI and REI or any of its Officers, Directors or Principal Shareholders had any affiliation with the Company. REI was incorporated on February 23, 1993 as closely held Sub-Chapter "S" Corporation to own and manage real estate properties, both residential and commercial. The principal business activity of the Company is currently carried on through its wholly owned REI subsidiary. From date of incorporation to date of acquisition by the Company, REI's Principal Officers, Directors and shareholders were Garfield H. Ricketts and Una Ricketts husband and wife. One June 1, 1993, MR. Dan McCaslin a licensed Real Estate Broker in the state Of Florida, was appointed as an Vice President and Director of REI. In March of 1997, Mr. Garfield Ricketts obtained his Florida Real Estate Broker's License and now represents the Company. Mr. McCaslin has since resigned his position with the company because of other commitments.

REI is a duly licensed Real Estate Corporation in the State of Florida, and is presently active in the ownership, management and sale of Real Estate in three States (New York, Florida, and Texas). In addition REI is a member of the Naples Board of Realtors, and the Multiple Listing Service, and the Naples Chamber Of Commerce.

As a result of the acquisition of REI the Company currently owns seven single family residences, five residential duplexes (10 units) and three vacant building lots zoned for duplexes on which it plans to build rental properties as soon as construction and permanent financing can be arranged. All of the improved properties are rented to third party tenants.
The addition of three new rental properties (6 units), in the event the Company is successful in financing and building said units,will further enhance the gross income of the company. Even though AMSOUTH BANK had agreed to finance the construction of six units on the Company's vacant building lots with a construction loan of $223,000.00 Dollars, however no action has been taken to date reagrding the construction of these units. An increase in gross income does not necessarily equate to enhanced net income or profitability, or that once built the Company will be able to lease the units and produce income.
All the property owned by the Company to date resulted from the transfer to REI of properties belonging to the President of the Company and REI, Mr. Garfield Ricketts, except for two single family residences and three duplexes, acquired from Garfield due to a purchase agreement stated in a letter of intent dated January 15th, 1995.

REI acquired the Portfolio based solely on the assumption of the existing outstanding mortgages in the amount of $148,148, Mr Ricketts contributed equity in the properties of $ 140,342.00 and transaction costs in the amount of $46,702 to shareholders equity in REI, except for the most recent acquisition by REI from Garfield Ricketts. The purchase price of these five properties was financed by a first mortgage of $358,500.00 provided by WASHINGTON MUTUAL BANK FA, and a note from Garfield Ricketts in the amount of $ 185,500.00 for a total acquisition cost of $ 544,000.00.

REI has an agreement in principal represented by a Letter of Intent dated January 15, 1996 to acquire an additional 26 residential rental Properties and one commercial office property held by the former REI shareholder, Mr. Ricketts. The properties are valued at approximately $2.5 million dollars. In the event of such an acquisition should occur, the current book value of the Company is projected to increase by approximately $1.2 million dollars. Based on current rental income the gross annual income of the Company would increase three fold. However an increase in gross income does not necessarily equate to enhanced net income or profitability. At present, in order to complete the acquisition of 26 residential rental properties and the commercial property from former REI shareholders, the Company must either qualify to assume the existing mortgages, arrange for new mortgages, or pay cash for the properties being acquired.
There is no assurance that the Company will be able to raise cash, assume mortgages, or arrange the financing required in order to exercise its rights pursuant to the Letter of Intent dated January 5, 1996. All the properties being acquired currently have sufficient net cash flow derived from rental income to service existing or new mortgages. At present the Company does not have in place any policies, procedures or controls with respect to entering into future transactions with it Officers, Directors, Shareholders, or other related parties. However, it is anticipated that once the 26 residential rental properties and the commercial property are acquired that no other such transactions will be entered into with related parties. Five of these properties have been acquired in the fourth quarter of 1998, thereby leaving the amount of properties to be acquired to be 21 residential rental properties and one commercial property.

The long term goals of the Company are to acquire and develop commercial and residential properties in southwest Florida, and to seek out and acquire other business related to the real estate industry. Except for the agreement with current shareholders for the acquisition of certain income producing properties the Company presently has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company. Future diversification will reduce the risk of operating losses if there is a downturn in the real estate rental market, and will enhance the Company's ability to increase income where possible. The fact that the Company operates in three States rather than in a single area of a single State, allows it to take advantage of all opportunities that may be available in the areas in which it operates. There are no immediate plans to widen the area of operation, however such expansion may be considered in the future.

COMPETITION

The Company is a relatively new entrant to the residential rental market in Florida, but since rental properties in the moderate income range in the markets where the Company owns and manages properties are at a premium the Company is able to compete. In Southwest Florida market, the Company's prime operating area, trends indicate a continuing short supply of residential properties available to service the non-tourist rental market demand. Only 200 additional apartments are currently being built each year, however current studies indicate that a minimum of 2500 rental units will be required over the next 5 years. Assuming 200 units per year continue to be built, it would take over 12 years before current demand could be supplied. As a result it is anticipated that the continuing small growth rate will leave the residential rental market under supplied for the foreseeable future, as well as rental income at a premiums However, no assurance can be made that such a shortage will continue to exist at such time as the Company expands into the market or if any expansion at all will occur. The Company is in no way exempt from competition and there is always the possibility that major national developers will enter the market and accelerate the production of non-tourist residential rental units that will directly compete with the Company's expansion plan. Accelerated development could also have a material effect on the rental income the Company generates and the Company may have to lower its rental rates in order to compete. Information regarding the current short supply of non-tourist residential rental properties in the moderate income range is a result of the Company's study of the marketplace where the Company has relied on information and statistics generated by Boards of Realtors and Local Governments including planning and zoning departments.

EVALUATION OF OPPORTUNITIES

Mr. Garfield Ricketts, the Company's President and a Licensed Real Estate Broker, in the State of New York and Florida, has been acquiring and selling real estate since 1981 and built a significant portfolio of residential properties in New York, Florida, and Texas As a result Mr. Ricketts has the knowledge to seek out the best available opportunities for acquisition by the Company. The fact that southwest Florida, at the present time, is one of the fastest growing areas in the country, the Company believes that substantial growth can be achieved by acquiring existing Income producing properties as well as vacant land to be held for future development.

MERGER AND/OR ACQUISITION OPPORTUNITIES

Even though mergers can be a path to growth and development, the Company will seek only mergers with or acquire firms that can provide audited financial statements, can easily fall within the scope of the Company's present and future growth plans. There are certain risks which may arise from any merger situation, especially where there is an opportunity to acquire or merge with a relative new operating entity, however all efforts will be exercised to minimize such risks with careful examination of the merging or to be acquired company, its audited financial statements as well as any analysis of the potential for Success based on present and potential competition and overall market conditions. However, there is no assurance that the Company's financial ability will ever allow it to make acquisitions, or complete a merger or develop Real Estate.

FACILITIES
The Company presently occupies approximately 1000 square feet of office space in the city of Naples, Florida, 35 miles south of Fort Myers, Florida. The property in which the office is located is presently owned by the President of the Company. The terms under which the property may be acquired are set forth in the letter of intent dated January 15, 1996 as set forth in Exhibit II attached hereto and included herein. It is anticipated that the office facility will be part of a package of properties that will be acquired by the Company in the near future, but there can be no assurance that such an acquisition can or will be made.
The office is fully, supported with all the necessary computers and office equipment and furnitture required to efficiently conduct a real estate property management operation. The Company pays the sum of $635.00 monthly for the rental, maintenance and other costs of the facility. It is anticipated however that larger facilities will be needed in the near future to accommodate anticipated expansion of the Company's operations.

EMPLOYEES

Currently the Company has no fall time staff employees. All current workers are either contract employees or commission personnel.
The Company employs contract management and maintenance services for the properties it manages in New York and Texas. In Florida the Company is managed by its President and other Company Officers. All property maintenance work is accomplished via third party independent contractors. There are no employment contracts with any individuals working for or associated with the Company or its subsidiary.

INDUSTRY SEGMENTS

No information is presented as to industry segments. The Company is presently engaged in a single line of business, the owning, rental, and management of commercial and residential real estate and/or related real estate products, and services. Reference is made to the statements of income included herein in response to Part F/S of this Form 10-SB for a statement of the Company's revenues and operating profit (loss) for the past two fiscal years.

GOVERNMENT REGULATIONS

The Company is regulated pursuant to the Securities Act of 1934, as well as the rules and regulations promulgated by the Securities and Exchange Commission. The Company is also subject to State Securities Laws in the States where it operates as well as the States in which its securities may be sold. In addition, since the Company is engaged in the purchase, sale, rental and management of real estate it is subject to the real property laws and the rules and regulations enacted by the Real Estate Commissions in each of the States in which it operates. As a result the Company is required to retain the services of a Licensed Real Estate Broker to represent the Company in its real estate activities in each of the States in which it operates.

ITEM 2 DESCRIPTION OF PROPERTY

The Information required by this item 2, Description of Property, is set forth in Item I "Description of Business", of this Form 10-KSB
Further discription of the Company's properties are:

	5330 Jennings Street,
	Naples, FL 34112:-A three Bedrooms, 2 bathrooms, Living room, Dining room, single family house with a single attached garage.

	5326 Jennings Street,
	Naples, FL 34112- A three Bedroom, 2 Bathrooms, Living room, Dining room, Single Family house with a single attached garage

	5450 Hardee Street,
	Naples, FL 34112:-A three Bedrooms, 2 Bathrooms, Living room, Dining room, Family room, single family house.

	5238/5240 Hardee Street,
	Naples, FL 34112:-A Duplex consisting of 2 two Bedrooms, 1 Bathroom living units.

	4603 A/B Orchard Lane,
	Naples, FL 34112:- A duplex consisting of 2 Two bedrooms, 1 Bathroom Living units.

      	17605 North Hagen DR,
	Houston Texas:- A Three Bedrooms, 2 Bathrooms, Living room, Dining room with two car garage attached.

	17539 North Hagen Dr.
	Houston Texas:- A three Bedrooms, 2 Bathrooms, Living room, Dining room, and a two car garage attached.

	Unit 4, block 140, Lot 10,
	Golden Gate, Florida 34116:-A building lot zoned for two residential units. (Duplex)

	Unit 4, Block 141, Lot 10,
	Golden Gate, FLorida 34116:-A building lot zoned for two residential units.

	Unit 6, Block 186, Lot 6,
	Golden Gate, Florida 34116:-A building lot zoned for two residential
	Units

	222 Willoughby Drive,
	Naples FL 34103:- Three Bedrooms, 2 1/2 Bathrooms, living room, Dining room, a two car garage attached, and a screened below ground pool.

	205 SW 33rd Street,
	Cape Coral, FL 33991:-A three bedrooms, 2 Bathroom, Living room, Dining room, a two car garage attached and a screened below ground pool

	1110 SE 9th Court,
	Cape Coral, FL 33393:- a Duplex containing two 2 Bedroom, 2 bathroom living units

	1009 SE 9th Avenue;
	Cape Coral, FL 33393:- a Duplex containing two 2 Bedroom, 2 bathroom living units.

	5247-5249 24th Avenue SW,
	Golden Gate, FL 34116: a Duplex containing two 2 Bedroom, 2 bathroom Living Units.

ITEM 3: LEGAL PROCEEDINGS

The company is not presently a party to any litigation of any kind or nature whatsoever, nor to the Company's best knowledge and belief is any litigation threatened or contemplated.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On December 31, 1999 the annual meeting of stockholders and Directors was held at the Company's principal Offices at 1051-5th Avenue North, Naples, Florida 34102. The purpose of the meeting was to re-elect the officers and directors of the Company. Of the 4,655,310 shares outstanding 3,704,380 shares were represented by proxy and in person. Officers and Directors present at the meeting were Garfield Ricketts, Chairman, Una M Ricketts Secretary/ Treasurer and Vice President Karen Ricketts participated on the telephone. The meeting was called to order by the Chairman at 10:30 AM. and the following officers and directors were unanimously re-elected.

Garfield Ricketts-Chairman/Chief Operating Officer and Director.
Una M. Ricketts- Secretary/Treasurer and Chief Financial Officer
Karen M. Ricketts Vice President and Director

There were no settlement that terminated any solicitation under Rule 14a-11

				 PART 11

ITEM 1: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

	(A) Marketing information: The  Company's Common or
Preferred Stock has been registered with the Securities and Exchange Commission under Section 12(g) of the Exchange Act. There is no established public trading market for the Company's issued and outstanding common stock. In the near future the Company intends to seek sponsorship of one or more NASD Member Registered Securities Dealers and a quotation on the National Association of Securities Dealers NASDAQ quotation system at the Bulletin Board Level.

        (B) Holders: The number of record holders of shares of the Company's Common stock as of December 31, 1999 was 1316, inclusive of those brokerage firms and/or clearing houses, if any holding shares of the Company's Common stock for their clientele (with such brokerage house and/or clearing house, if any, being considered as one holder). The agregate number of shares of the Company's common stock issued and outstanding as of December 31, 1998 was 4,655,310, of this amount 3,500,000 shares were issued in 1995 pursuant to the acquisition of REI and said shares are deemed "restricted securiries" as defined by Rule 144 of the Securities Act of 1933, as amended. As to the balance of outstanding shares of the Company's Common Stock, 1,155,310 shares are considered to have been issued and outstanding for more than two years and may be sold or otherwise transferred without restriction unless held by an affiliate or controlling stockholder of the Company. Of these shares, the Company is not aware of any held by affiliates, officers or Directors of the Company or beneficial interests thereof. The Company has no holders of Preferred Stock.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue Sources
       The company generates revenue primarily from the rental of residential property, representing approximately 70% of total revenues and real estate sales and management services, representing approximately 30% of total revenues. The company plans to increase revenues by acquiring existing and/or developing new residential properties and commercial real estate.

Financial Condition, Liquidity, and Contingent Liabilities
        The company's long-term debt to capital (long-term debt and stockholders' equity) ratio at December 31, 1999 and 1998 was 91.1% and 85.6%, respectively. The increase was due to the refinancing of two mortgages and a decrease in stockholders' equity due to the loss incurred in 1999.

        The company's source of working capital is from rental operating activities nd prior capital contributions from stockholders. The company has not borrowed any moneys from financial institutions for working capital needs. All debts of the company are first mortgages on income producing properties.

       Net cash provided by operating activities for 1999 was negative $4,161 compared to negative $8,011 and positive $16,300 in 1998 and 1997, respectively. The negative cash flow in 1999 was primarily due to payment of current liabilities.

        Management of the company believes that there are no commitments, uncertainties, or contingent liabilities that will have a materially adverse effect on the consolidated financial position or future results of operations of the company.

Capital Expenditures and Financing Requirements
        The company purchased five (5) residential rental properties from Garfield Ricketts, a 60% stockholder, for $544,000 on December 18, 1998. The purchase price was based on the total of the properties' market values established by an independent appraiser. The acquisition was financed with bank mortgages in the amount of $359,100 and mortgages to Garfield Ricketts in the amount of $184,900. There were no real property acquisitions or investments thereof during 1999 or 1997.

        Capital expenditures for improvements to income producing properties during 999 totaled $4,437, compared to $8,073 and $-0- in 1998 and 1997, respectively.

        Capital expenditures for office equipment additions during 1999 totaled $1,643, compared to $2,430 and $4,204 in 1998 and 1997, respectively.

        Net cash provided by financing activities for 1999 was $24,687, compared to $10,021 and negative $9,797 in 1998 and 1997, respectively. The increase in 1999 was due to the refinancing of two mortgages. Other fluctuations are due to changes in amounts due to Garfield Ricketts, majority stockholder, for collection of rents on his personal properties.

        The company has an agreement represented by a Letter of Intent to purchase 20 residential rental properties and one commercial office property from Garfield Ricketts, a majority stockholder. Purchase price upon acquisition will be the properties' market value, based on independent appraisals. Market value of the 21 properties as of December 31, 1999 was approximately $2,072,000, based on Multiple Listing Service's market analysis, which tracks sales prices of comparable properties within the area. Terms of the agreement require the company to assume, refinance, or pay off the balance due on the first mortgages on the properties of approximately $1,005,000 as of December 31, 1999, and pay the balance of the market value to Garfield Ricketts in cash or other form of payment acceptable to him. All properties to be acquired will be subject to updated independent property appraisals.

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

Results of Operations
        The following table sets forth for the periods indicated, the percentages which selected items in the company's Statements of Operations bear to total revenues:

                                        Year Ended December 31,
                                  1999          1998        1997
                                _______       _______      _______
Revenues:
Rental Income                     79.2%        61.1%        69.5%
Management Services               17.3%        25.0%        30.2%
Commissions                        3.4%        13.7%         0.0%
Interest and Other                 0.1%         0.2%         0.3%
                                _______       _______       _______
     Total Revenues              100.0%       100.0%        100.0%
                                _______       _______       _______
Expenses
Direct Expenses:
Depreciation                      18.2%         9.5%         10.2%
Interest                          32.3%        16.6%         17.9%
Real Estate Taxes                 11.8%        10.4%         11.1%
Repairs and Maintenance           10.6%        12.0%         11.5%
Utilities                          2.5%         4.7%          5.9%
Insurance                          4.5%         5.2%          7.2%
Other Direct Expenses              3.3%         3.3%          1.0%
                                _______        _______       _______

    Total Direct Expenses         83.2%         61.7%         64.8%
                                _______        _______       _______

General and Administrative Expenses:
Office Occupancy Expense           7.0%         11.2%         11.5%
Office Supplies and Expense        2.7%          4.1%          4.3%
Professional Fees                 10.7%         15.8%         11.1%
License, Dues, and Fees           10.5%          7.5%          7.6%
Depreciation and Amortization     13.6%         11.8%         12.6%
Other Administrative Expenses      3.7%          5.1%          6.5%
                                _______        _______       _______
        Total General and
        Administrative Expenses   48.2%         55.5%         53.6%
                                _______       _______        _______
        Total Expenses           131.4%        117.2%        118.4%
                                _______       _______       _______
Loss Before Provision
for Taxes                       (31.4)%        (17.2)%       (18.4)%
Provision for Taxes                0.0%           0.0%          0.0%
                                _______        _______       _______
        Net Loss                (31.4)%        (17.2)%       (18.4)%
                                _______        _______        _______

Year Ended December 31, 1999 Compared With Year Ended December 31, 1998

Net Loss
        The company reported a net loss of $45,850 in 1999 compared to a net loss of $15,912 in 1998. The losses were primarily due to depreciation, mortgage refinancing fees, and legal fees paid to register with the National
Association of Securities Dealers. The increased loss in 1999 was primarily due to increased direct expenses from the five (5) rental properties acquired in December 1998 and the write off of organizational costs in accordance with the American Institute of Certified Public Accountants'
Statement of Position 98-5 on reporting the costs of start-up activities.

Revenues
        Total revenues for 1999 increased by $53,454 (57.7%) to $146,107 from $92,653 for 1998. The increase was due primarily to rental income received from the addition of five (5) new rental properties, which were purchased in December 1998.

Direct Expenses
       Direct expenses for 1999 increased by $64,291 (112.4%) to $121,569
    (83.2% of total revenues) from $57,190 (61.7% of total revenues) for 1998.
The increase was due primarily to the addition of the new rental properties in December 1998.

General and Administrative Expenses
       General and administrative expenses for 1999 increased by $19,013
(37.0%) to $70,388 (48.2% of total revenues) from $51,375 (55.5% of total revenues) for 1998. The increase was primarily due to mortgage refinancing fees, legal fees paid to register with National Association of Securities
Dealers, and the write off of organizational costs in accordance with the American Institute of Certified Public Accountants' Statement of Position
98-5 on reporting the costs of start-up activities. The decrease in general and administrative expenses as a percentage of total revenues was due primarily to the increase in rental income from the addition of five (5) rental properties in December 1998.

Income Taxes
        There was no provision for Federal Income Tax in 1999 or 1998 because the company was operating at a loss during both years.

Year Ended December 31, 1998 Compared With Year Ended December 31, 1997

Net Loss
        The company reported a net loss of $15,912 in 1998 compared to a net loss of $15,078 in 1997. Although revenues increased by $10,511 (12.8%) since the prior year, there was a corresponding $11,345 increase (11.7%) in expenses, which resulted in very little change in net loss for the years.

Revenues
         Total revenues for 1998 increased by $10,531 (12.8%) to $92,653 from $82,122 for 1997. The increase was attributable to the receipt of commission revenues in 1998 that the company did not obtain in 1997. The company re-instituted the services of a real estate broker in 1998 as a method to generate revenues.

Direct Expenses
        Direct expenses for 1998 increased by $3,970 (7.5%) to $57,190 (61.7% of total revenues) from $53,220 (64.8% of total revenues) for 1997. The increase was primarily due to increased advertising costs from placing ads for the sale of new homes and interior maintenance of the rental properties during 1998. The decrease in direct expenses as a percentage of total revenues was due to the increase in commission revenues in 1998, from the sale of new homes.

General and Administrative Expenses
        General and administrative expenses for 1998 increased by $7,395
(16.8%) to $51,375 (55.5% of total revenues) from $43,980 (53.6% of total revenues) for 1997. The increase was primarily due to the increased legal, consulting, and accounting fees that the company incurred to prepare to register with the National Association of Securities Dealers.

Income Taxes
        There was no provision for Federal Income Tax for 1998 or 1997 because the company was operating at a loss during both years.

REII INCORPORATED
(FORMERLY BAP ACQUISITION CORP.)
AND SUBSIDIARY
(A DELAWARE CORPORTION)
Naples, Florida


TABLE OF CONTENTS


Independent Auditor's Report                                    F-1

Consolidated Balance Sheets at December 31, 1999 and 1998	F-2

Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1999, 1998 and 1997          F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997                              F-4

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997                              F-5

Notes to the Consolidated Financial Statements                  F-6 to F-15


        INDEPENDENT AUDITOR'S REPORTS



To the Board of Directors
and Stockholders
REII Incorporated
(Formerly BAP Acquisition Corp.)
and Subsidiary
(A Delaware Corporation)
Naples, Florida


	We have audited the accompanying consolidated balance sheets of REII Incorporated and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of changes in stockholders' equity, operations and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of REII Incorporated and Subsidiary as of December
31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended
December 31, 1999, in conformity with generally accepted accounting principles.









Rochester, New York
  February 12, 2000

REII INCORPORATED
(FORMERLY BAP ACQUISITION CORP.)
AND SUBSIDIARY
(A Delaware Corporation)
Naples, Florida

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------
December 31,                                       1999            1998
-----------------------------------------------------------------------
ASSETS
Revenue Producing Assets -
  Net of Accumulated Depreciation               $750,763        $772,933
Land Held for Investment                          24,000          24,000
Cash and Cash Equivalents                         19,439           4,993
Other Current Assets                               8,681           5,353
Tenant Escrow Account                             39,483          32,033
Office Property and Equipment -
  Net of Accumulated Depreciation                  7,422           7,715
Organization Costs -
Net of Accumulated Amortization                      ---          17,867
------------------------------------------------------------------------
Total Assets                                    $849,788        $864,894
------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Mortgages Payable-Banks                         $524,919        $495,528
Mortgages Payable - Stockholder                  183,201         184,900
Accounts Payable and Accrued Expenses              4,319           5,712
Tenant Escrow Liability                           39,483          32,033
Due to Stockholder                                28,744          31,749
------------------------------------------------------------------------
Total Liabilities                                780,666         749,922
------------------------------------------------------------------------

Stockholders' Equity
Common Stock: $.001 Par; 20,000,000 Shares Authorized,

        4,655,310 Shares Issued and Outstanding    4,655           4,655
Additional Paid-In Capital                       336,381         336,381
Deficit                                         (271,914)       (226,064)
------------------------------------------------------------------------
Total Stockholders' Equity                        69,122         114,972
------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity     $ 849,788        $864,894
------------------------------------------------------------------------




REII INCORPORATED
(FORMERLY BAP ACQUISITION CORP.)
AND SUBSIDIARY
(A Delaware Corporation)
Naples, Florida



CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------

                                      Common
                                      Stock    Additional            Total
                                    $.001 Par  Paid-In           Stockholders'
                           Shares     Value    Capital   Deficit    Equity
----------------------------------------------------------------------------
Balance-January 1,1997    4,655,310  $ 4,655  $336,381  $(195,074) $145,962


Net Loss - 1997                 ---      ---       ---    (15,078)  (15,078)
----------------------------------------------------------------------------

Balance-December 31,1997  4,655,310    4,655   336,381   (210,152)  130,884


Net Loss - 1998                 ---      ---       ---    (15,912)  (15,912)
----------------------------------------------------------------------------

Balance-December 31,1998  4,655,310    4,655   336,381   (226,064)  114,972


Net Loss - 1999                 ---      ---       ---    (45,850)  (45,850)
----------------------------------------------------------------------------

Balance-December 31,1999  4,655,310   $4,655  $336,381  $(271,914) $ 69,122
----------------------------------------------------------------------------





REII INCORPORATED
(FORMERLY BAP ACQUISITION CORP.)
AND SUBSIDIARY
(A Delaware Corporation)
Naples, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------
Years Ended December 31,                 1999         1998         1997
-----------------------------------------------------------------------------
Revenues
Commissions                          $  5,006       $ 12,665    $    ---
Management Services                    25,252         23,213      24,810
Rental Income                         115,714         56,565      57,072
Interest and Other                        135            210         240
----------------------------------------------------------------------------
Total Revenues                        146,107         92,653      82,122
----------------------------------------------------------------------------
Expenses
Direct Expenses
Advertising                             1,228          1,968         126
Commissions and Management Fees         3,605          1,126         693
Depreciation                           26,606          8,810       8,334
Insurance                               6,626          4,844       5,890
Interest                               47,123         15,341      14,727
Real Estate Taxes                      17,242          9,630       9,156
Repairs and Maintenance                15,492         11,076       9,456
Utilities                               3,647          4,395       4,838
----------------------------------------------------------------------------
Total Direct Expenses                 121,569         57,190      53,220
----------------------------------------------------------------------------
General and Administrative Expenses
Contributions                             230            300         260
Depreciation and Amortization          19,804         10,899      10,292
Dues and Subscriptions                  2,947          3,114       4,271
Licenses, Dues and Fees                12,460          3,825       1,938
Occupancy Expenses                     10,138         10,384       9,455
Office Supplies and Expense             3,995          3,807       3,534
Professional Fees                      15,627         14,628       9,137
Telephone                               3,909          3,592       4,099
Travel and Entertainment                1,278            826         994
----------------------------------------------------------------------------
Total General and
Administrative Expenses                70,388         51,375      43,980
----------------------------------------------------------------------------
Total Expenses                        191,957        108,565      97,200
----------------------------------------------------------------------------
Loss Before Provision for Taxes       (45,850)       (15,912)    (15,078)
Provision for Taxes                       ---            ---         ---
----------------------------------------------------------------------------
Net Loss                            $ (45,850)     $ (15,912)   $(15,078)
----------------------------------------------------------------------------
Loss per Common Share -
Basic and Diluted                      (0.010)        (0.003)     (0.003)
----------------------------------------------------------------------------
Weighted Average Number of-
Common Shares Outstanding            4,655,310     4,655,310   4,655,310
----------------------------------------------------------------------------

REII INCORPORATED
(FORMERLY BAP ACQUISITION CORP.)
AND SUBSIDIARY
(A Delaware Corporation)
Naples, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------
Years Ended December 31,                 1999         1998         1997
----------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Loss                               $(45,850)   $(15,912)     (15,078)
Adjustments to Reconcile Net Loss
to Net Cash Flows from Operating Activities:
Amortization                             17,867       9,322        9,322
Depreciation                             28,543      10,387        9,304

Changes in Assets and Liabilities:
Other Current Assets                     (3,328)     (2,385)      (1,076)
Accounts Payable and Accrued Expenses    (1,393)     (9,423)      13,828
----------------------------------------------------------------------------
Net Cash Flows from Operating Activities (4,161)     (8,011)      16,300
----------------------------------------------------------------------------

Cash Flows from Investing Activities
Acquisition of Office Equipment          (1,643)     (2,430)      (4,204)
Improvements to Income-
Producing Properties                     (4,437)     (8,073)         ---
----------------------------------------------------------------------------
Net Cash Flows from Investing Activities (6,080)    (10,503)      (4,204)
----------------------------------------------------------------------------
Cash Flows from Financing Activities
Mortgage Refinancing                     37,312         ---          ---
Repayment of Mortgages                   (9,620)     (4,705)      (4,265)
Change in Due to Stockholder             (3,005)     14,726       (5,532)
----------------------------------------------------------------------------
Net Cash Flows from Financing Activiti   24,687      10,021       (9,797)
----------------------------------------------------------------------------
Net Increase (Decrease)-
in Cash and Cash Equivalents             14,446      (8,493)       2,299
Cash and Cash Equivalents-
Beginning of Year                         4,993      13,486       11,187
----------------------------------------------------------------------------
Cash and Cash Equivalents-End of Year  $ 19,439    $  4,993     $ 13,486
----------------------------------------------------------------------------
SUPPLEMENTARY DISCLOSURES
----------------------------------------------------------------------------
Interest Paid                          $ 47,123    $ 15,341     $ 14,727
Income Taxes Paid                      $    ---    $    ---     $  1,055
----------------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES
----------------------------------------------------------------------------
Acquisition of Revenue Producing Assets
Via Mortgage Financing on-
December 18, 1998                      $    ---   $ 544,000     $    ---



REII INCORPORATED
(FORMERLY BAP ACQUISITION CORP.)
AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------

Note A -	Nature of Operations and Summary of Significant
Accounting Policies
	Nature of Operations
	The Corporation, formerly known as BAP Acquisition Corp.,
changed its name to REII Incorporated, effective April 15, 1998. The business was incorporated on August 24, 1994 under the laws of the state of Delaware. The principal business activity is carried on through the wholly owned subsidiary, Ricketts Enterprises International, Inc. (REI), a Florida Corporation.  REI is a duly licensed real estate corporation in the state of Florida and is presently active in the ownership, management, and sale of residential real estate in the states of
Florida, Texas, and New York.

	Principles of Consolidation
	The consolidated financial statements include the accounts of the Corporation and its subsidiary, Ricketts Enterprises International, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

	Segment Data, Geographic Information, and Significant Customers
	The Corporation operates in the rental real estate industry and receives rental revenues from third party tenants located in Florida and Texas. Approximately 70% of revenues are from rental operations, 30% from commissions and management fees, and less than 1% from interest and other income.

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

	Concentrations of Credit Risk
	Financial instruments which potentially expose the Corporation to significant concentrations of credit risk consist principally of bank deposits and rents receivable.  Cash is placed primarily in high quality short term interest bearing financial instruments. The Corporation performs evaluations of its clients' financial condition and timely
collection procedures on rents receivable.                  -continued


REII INCORPORATED
(FORMERLY BAP ACQUISITION CORP.)
AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Flroida

NOYTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE A- Fair Value of Financial Instruments
	The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximated fair value as of December 31, 1999 and 1998 because of the relatively short maturity of these instruments.  The carrying value of long-term debt, including the current portion, approximated fair value as of
December 31, 1999 and 1998 based upon current market rates for the same or similar debt issues.

	Cash and Cash Equivalents
	Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The company maintains cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts.

      	Rents Receivable
	The Corporation performs evaluations of its clients' financial conditions and collectibility of rents receivable. No allowance for uncollectible accounts has been provided, as management believes that all accounts are collectible. Rents receivable are included in the balance sheet in other current assets.

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

REII INCORPORATED
(FORMERLY BAP ACQUISITION CORP)
AND SUBSIDIARY
(A DELAWARE CORP,)
Naples, Florida

 NOTE A-Nature of Operations and Summary of ignificant accounting policies-continued.
	Office Property, Equipment and Depreciation
	Office property and equipment are stated at cost, less accumulated depreciation computed using the straight line method over the estimated useful lives as follows:

		Office Equipment	5 - 10 Years
		Office Furniture	7 - 15 Years

	Maintenance and repairs are charged to expense. The cost of the assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts.

	Organization Costs and Amortization
	Organization costs that were capitalized in 1995 from the acquisition of REI, the Corporation's wholly owned subsidiary, were written off to expense in 1999 in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 on reporting the costs of start-up activities. The organization costs were formerly being amortized over five years.

	Revenue Recognition
	Revenues from commissions and management services are recognized as services are rendered. Revenues from rental properties are recognized monthly based on agreed upon payments in month-to-month or one year term lease agreements.

	Net Income Per Common Share
	Net income (loss) per common share is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for each period. Diluted earnings per share are identical to basic earnings per share for the periods presented since the Corporation has no stock options, warrants, or convertible securities.

	Income Taxes
	The Corporation accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carryforwards. Deferred income tax expense represents the change in net deferred assets and liability balances. The
Corporation had no material deferred tax assets or liabilities for the periods presented.
                                F-8


REII INCORPORATED
(FORMERLY BAP ACQUISITION CORP)
AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------
NOTE A- Nature and Summary of Significant Accounting Ploicies-continued

	Reclassifications
	Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

Note B -	Land Held for Investment
	The Corporation owns three building lots zoned for duplexes on which it plans to build rental properties when construction and permanent financing can be arranged.  The land is recorded at cost on the balance sheet of $24,000.

Note C -	Revenue Producing Assets
	Revenue Producing Assets consisted of the following:

---------------------------------------------------------------------------
December 31,                                    1999           1998
---------------------------------------------------------------------------
Land                                        $ 101,620       $ 101,620
Apartment Buildings                           709,365         709,365
Building Improvements                          12,510           8,073
---------------------------------------------------------------------------
                                            $ 823,495       $ 819,058
Less:  Accumulated Depreciation                72,732          46,125
---------------------------------------------------------------------------
Net Revenue Producing Assets                $ 750,763       $ 772,933
---------------------------------------------------------------------------
	Depreciation expense for the years ended December 31, 1999,
1998, and 1997 was $26,607, $8,810, and $8,334, respectively.

Note D -	Office Property and Equipment
	Office property and equipment are recorded at cost and consisted of the following:
---------------------------------------------------------------------------
December 31,                                     1999             1998
---------------------------------------------------------------------------
Office Equipment                               $ 12,132        $ 10,489
Office Furniture                                  7,644           7,644
                                               $ 19,776        $ 18,133
Less:  Accumulated Depreciation                  12,354          10,418
---------------------------------------------------------------------------
Net Property and Equipment                     $  7,422        $  7,715
---------------------------------------------------------------------------




REII INCORPORATED
(FORMERLY BAP ACQUISITION CORP.)
AND SUBSIDIARY
(A DELAWARE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------
        Depreciation expense for the years ended December 31, 1999,
1998, and 1997 was $1,936, $1,577, and $970, respectively.

Note E -	Organization Costs
	Organization costs consisted of the following:
---------------------------------------------------------------------------
December 31,                                       1999           1998
---------------------------------------------------------------------------
Legal Fees                                       $ 40,000       $ 40,000
Property Transfer Fees                              6,702          6,702
---------------------------------------------------------------------------
                                                 $ 46,702       $ 46,702
Less:  Accumulated Amortization                    46,702         28,835
---------------------------------------------------------------------------
Net Organization Costs                           $    ---       $ 17,867
---------------------------------------------------------------------------
	The costs were capitalized and being amortized over five years until 1999 when they were fully expensed in accordance with the American
Institute of Certified Public Accountants' Statement of Position 98-5 on
reporting the costs of start-up activities.  Amortization expense for the years ended December 31, 1999, 1998, and 1997 was $17,867, $9,322, and $9,322, respectively.

Note F -	Mortgages Payable
	Mortgages payable to banks consisted of the following:
---------------------------------------------------------------------------
December 31,                                        1999          1998
Midland Mortgage Company
Mortgage on property located at
4603 Orchard Lane in Naples, Florida,
due December 2020, payable in monthly
payments of $307 including
principal and interest at 10.00%.                 $ 22,534      $ 23,904

Fleet Mortgage Group
Mortgage on property located at
5238-40 Hardee Street in Naples,
Florida, due December 2020,
payable in monthly payments of $256
including principal and interest at 9.50%.        $ 18,982      $ 20,192


<TABLES>
REII INCORPORATED
(FORMERLY BAP ACQUISITION CORP)
AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------
Note F- Mortgages Payable- comntinued
----------------------------------------------------------------------------
December 31                                          1999          1998
----------------------------------------------------------------------------
Chase Manhattan Mortgage Corporation
Mortgage on property located at
5450 Hardee Street in Naples, Florida,
due December 2020, payable in monthly
payments of $426 including principal
and interest at 12.00%.                              35,392        36,202

Washington Mutual Bank
Mortgage on property located at
5326 Jennings Street in Naples, Florida,
due April 2029, payable in monthly
payments of $340 including principal
and interest at the bank's index plus
2.90% (effective rate of 7.868% at
December 31, 1999).  Mortgage was
formerly privately held by an
independent third party and was
refinanced in April 1999.                            46,629        37,342

Mortgage on property located at
5330 Jennings Street in Naples, Florida,
due April 2029, payable in monthly
payments of $333 including principal
and interest at the bank's index plus
2.90% (effective rate of 7.868% at
December 31, 1999).  Mortgage was
formerly privately held by an
independent third party and was
refinanced in April 1999.                            45,600        18,788

Mortgage due on property located at
5247-49 24th Avenue SW in Naples,
Florida, due January 2029, payable
in monthly payments of $536 including
principal and interest at the bank's
index plus 2.50% (effective rate of
7.468% at December 31, 1999).                        76,303        77,000

Mortgage due on property located at
1110 SE 9th Court in Cape Coral,
Florida, due January 2029, payable
in monthly payments of $395 including
principal and interest at the bank's
index plus 2.50% (effective rate of
7.468% at December 31, 1999).                        54,103        54,600

REII INCORPORATED
(FORMERLY BAP ACQUISITION CORP.)
AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------

Note F -	Mortgages Payable - continued
--------------------------------------------------------------------------
December 31,                                           1999         1998
--------------------------------------------------------------------------
Washington Mutual Bank - continued

Mortgage due on property located at
1009 SE 9th Avenue in Cape Coral,
Florida, due January 2029, payable in
monthly payments of $409 including
principal and interest at the bank's
index plus 2.50% (effective rate of
7.468% at December 31, 1999).                          58,218      30,200

Mortgage due on property located at
205 SW 33rd Street in Cape Coral,
Florida, due January 2029, payable
in monthly payments of $442 including
principal and interest at the bank's
index plus 2.45% (effective rate of
7.418% at December 31, 1999).	                       63,118	   63,700

Mortgage due on property located at
222 Willoughby Drive in Naples,
Florida, due January 2029, payable
in monthly payments of $728 including
principal and interest at the bank's
index plus 2.45% (effective rate of
7.418% at December 31, 1999).                         104,040     105,000
----------------------------------------------------------------------------
Total Mortgages Payable - Banks                     $ 524,919   $ 495,528
----------------------------------------------------------------------------
Mortgages payable to stockholder consisted of the following:
----------------------------------------------------------------------------
December 31,                                            1999        1998
----------------------------------------------------------------------------
Garfield Ricketts
Mortgage due on property located at
5247-49 24th Avenue SW in Naples,
Florida, payable in monthly payments
of $253 including principal and interest at 7%.
Balloon payment is due January 2004.                 $ 37,647    $ 38,000



REII INCORPORATED
(FORMERLY BAP ACQUISITION CORP.)
AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Flroida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
Mortgage payable to stockholder continued
---------------------------------------------------------------------------
December 31,                                           1999         1998
---------------------------------------------------------------------------
Garfield Ricketts
Mortgage due on property located at
1110 SE 9th Court in Cape Coral,
Florida, payable in monthly payments
of $229 including principal and
interest at 7%.  Balloon payment
is due January 2004.                                   34,099       34,400

Mortgage due on property located at
1009 SE 9th Avenue in Cape Coral,
Florida, payable in monthly payments
of $201 including principal and
interest at 7%.  Balloon payment
is due January 2004.                                   29,920       30,200

Mortgage due on property located at
205 SW 33rd Street in Cape Coral,
Florida, payable in monthly payments
of $208 including principal and interest
at 7%. Balloon payment is due January 2004.            31,009       31,300

Mortgage due on property located at
222 Willoughby Drive in Naples, Florida,
payable in monthly payments of $339
including principal and interest at 7%.
Balloon payment is due January 2004.                   50,526	    51,000
----------------------------------------------------------------------------
Total Mortgages Payable - Stockholder               $ 183,201    $ 184,900
----------------------------------------------------------------------------
Total Mortgages Payable - Banks and Stockholder     $ 708,120    $ 680,428
----------------------------------------------------------------------------
Aggregate annual maturities of mortgages for the five years succeeding
December 31, 1999 are as follows:

       2000    2001    2002    2003    2004    Thereafter      Total
---------------------------------------------------------------------------
     $10,337  $11,243  $12,233  $13,313  $186,108  $474,886    $708,120

	Interest expense for the years ended December 31, 1999, 1998, and 1997 was $47,123, $15,341, and $14,727, respectively.
                                    F-13

REII INCORPORATED
(FORMERLY BAP ACQUISITION CORP)
AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida

Note G -	Related Party Transactions
	The Corporation rents the office building for its corporate
headquarters located in Naples, Florida for $575 per month, based on a month-to-month agreement from Garfield Ricketts, a 60% stockholder.
Rent expense in the amount of $6,900 for each of the years ended
December 31, 1999, 1998 and 1997 is included in occupancy expenses.

	The Corporation provides real estate management services for
Garfield Ricketts, a 60% stockholder, which include the collection of rents for his personal rental properties and the disbursement of related expenses. The Corporation receives 10% of the gross rents collected for
this service.  	Amounts received in 1999, 1998 and 1997 were $16,235,
$18,032, and $19,940, respectively.  	Due to Stockholder represents
amounts owed to Garfield Ricketts for collection of rents on his personal properties.

Note H -	Income Taxes
	The Corporation has $76,840 of net operating loss carryforwards for federal tax purposes as of December 31, 1999, which are available to offset future taxable income and expire during the years 2012 through
2019.


Note I -	Acquisition of Assets
	REI entered into an agreement represented by a Letter of Intent dated January 15, 1996 to acquire and operate residential rental properties and one commercial office property owned by Garfield
Ricketts, a 60% stockholder.  On December 18, 1998, REI acquired five of the residential rental properties at a cost equal to the market values established by an independent appraiser, totaling $544,000.  The acquisition was financed with bank mortgages in the amount of $359,100 and mortgages to Garfield Ricketts in the amount of $184,900.  Financial data of the five properties consisted of the following:

---------------------------------------------------------------------------
December 31,                                  1999      1998      1997
---------------------------------------------------------------------------
Rental Income                               $ 54,970  $ 54,212 $ 51,620
Comparable Expenses                           22,583    31,133   30,633
---------------------------------------------------------------------------
Subtotal                                    $ 32,387  $ 23,079 $ 20,987
Non-Comparable Expenses                       31,003    33,522   37,034
---------------------------------------------------------------------------
Net Income (Loss)                           $  1,384  $(10,443)$(16,047)

REII INCORPORATED
(FORMERLY BAP ACQUISITION CORP)
AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------
        There are approximately 20 residential rental properties and one commercial office property left to be acquired by REI from Garfield
Ricketts.  The properties are valued at approximately $2,072,000, based on Multiple Listing Service's market analysis which tracks sales prices of comparable properties within the area.  Acquisition of the remaining properties will be completed when permanent financing can be arranged.
Financial data of the 21 properties consisted of the following:
---------------------------------------------------------------------------
December 31,                                   1999       1998      1997
---------------------------------------------------------------------------
Rental Income                                $ 232,531 $ 217,826 $ 221,755
Comparable Expenses                             98,356    99,235    89,355
---------------------------------------------------------------------------
Subtotal                                     $ 134,175 $ 118,591 $ 132,400
Non-Comparable                                 122,408   128,335   123,988
---------------------------------------------------------------------------
Net Income (Loss)                            $  11,767 $  (9,744)$   8,412

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

Note J -	Subsequent Event
	The Corporation is in the process of acquiring six additional residential rental properties and one commercial office property from majority stockholders Garfield Ricketts and Una Ricketts via acquisition of 100% of the common stock of the Florida corporation, Ricketts
Enterprises of Naples, Inc. ("RENI"). Assets and liabilities of RENI, which were acquired from Garfield and Una Ricketts, consist solely of seven properties and their mortgages, and are recorded at their fair market value of $975,500 and $910,000, respectively, based on independent appraisals and current mortgage values.  The principal business activity relating to the properties will be carried on through the wholly owned subsidiary, RENI.


ITEM 4: CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
	DISCLOSURES

From the inception of the Company until through the acquisition of REI and to December 31, 1999 its accountants were Rotenberg & Company, LLP of Rochester
New York. At no time have there been any disagreements with prior or current accountants, regarding any matter of accounting principles or practices, financial disclosures, or auditing scope or procedure.

			      PART 111
ITEM 1: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Directors and Executive Officers of the Company and their ages are as follows.
       NAME                      AGE                   POSITION
      ------                     ----                  --------
Garfield H. Ricketts              71           President/CEO/Director

Karen Ricketts                    39           Vice President/Director

Una M. Ricketts                   67           Secretary/Treasurer/Director

All Company Directors were elected upon the closing of the acquisition of REI on November 21, 1995, and were re-elected unanimously by a majority of the shareholders represented in person and by proxy in the Company's annual meeting held at the Company's Principal place of business on December 31, 1999. at 10:30 AM, and will remain in office until the next annual meeting of the stockholders, and until their successors have been duly elected and qualified.

There are no agreements with respect to the election of Directors. The
Company has not compensated its Directors for service on the Board of Directors and/or any committee thereof or reimbursed for expenses incurred for attendance at meetings of the Board of Directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors Directors: The Company does not have any standing committees.

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

   At present all the Officers and Directors of the Company serve without compensation in their capacity as Officers and/or Directors.
All authorized out of pocket expenses incurred by an Officer or Director on behalf of the Company is subject to reimbursement upon receipt by the Company of the required documentation substantiating such expense.
There are no current plans nor at present does the Company have any current or future obligation to compensate its Officers and Directors.
Compensation of Officers and Directors of the Company is at the discretion of the Board of Directors and the current circumstances may change in the future where the Officers and Directors of the Comapny receive compensation.

The business experience of each of the persons listed above during the past five years is is follows:

Garfield H. Ricketts was Educated in Jamaica.  West Indies at Excelsior
College, and Kingston Technical School, and studied further at the Thomas Edison State College of New Jersey, has been president, Chief
Executive Officer and a Director of REI since February 1993 at which time he founded REI, He is Licensed by the Federal Cummunications Commission as a Broadcast Engineer since March 1958 and was employed in Radio Broadcasting
From 1958 to 1966.
He joined the National Broadcasting Co.Inc.(NBC),in March 1966 as an engineer and was promoted to Field Technical Supervisor, in 1976, a Managerial Position, the to Manager of Electronic Journalism in 1979.
Later he was promoted to Manager of Field Operations and to many other positions until retirement in January, 1989. Mr. Ricketts began building and managing a portfolio of Real property 1983 prior to his retirement.
He has been Licensed as a Real Estate Broker in the State of New York since 1989, and the State Of Florida in 1997, and even though now living in Florida continues to maintain the New York License.

Una M. Ricketts was Educated in Jamaica West Indies in all phases of
Business (Accounting) and has been employed as bookkeeper for the past 43 years rising to the position of Chief Accountant with Merchant's Importing
Company of New York.  Mrs Ricketts retired in July of 1993.  She has been the Chief Accountant for Ricketts Enterprises International Inc., since its inception in February  1993

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


ITEM 2              EXECUTIVE COMPENSATION

At present the Company does not maintain any form of bonus, profit sharing, or deferred compensation plan for the benefit of any Employees, Officers or Directors. The Board of Directors is currently considering a package of benefits and will present a plan at the Company's next annual meeting.

There are no employment contracts with any individual working for or associated with the Company or its subsidiary.

Until the acquisition of REI the Company paid no compensation to its Officers and Directors and the Company did not have any Employees.
REI was previously organized as a Sub-Chapter "S" Corporation and the net income of REI was distributed to its Stockholders on an annual basis.

   Name and                     Annual          Other Annual    All Other
   Principal Position   Year   Salary   Bonus  Compensation   Compensation
   ------------------   ----   ------   -----  ------------   ------------
Garfield Ricketts       1997      0       0        0               0
President & CEO         1998      0       0        0               0
                        1999      0       0        0               0

Una Ricketts            1997      0       0        0               0
Secretary/Treasurer     1998      0       0        0               0
                        1999      0       0        0               0

karen Ricketts          1997      0       0        0               0
VP/Director             1998      0       0        0               0
                        1999      0       0        0               0

The Officers and Directors of the Company, after the acquisition of REI, have not received any form of cash or other compensation.

In the future the Company may established with each Company Officer and/or
Director some form of compensation. Said compensation may include a situation wherein an Officer and/or Director could receive shares of the Company's Common Stock in lieu of cash until such time that the Company can sustain such expenses on a cash basis. In the event shares of the Company's Common Stock are delivered to an Officer and/or Director as compensation, the value of the shares delivered will be based on one or more of the following criteria: the then current market value of the shares as traded on a public exchange, the then current Book Value of the shares, or as determined by the Company's Board of Directors.

The dollar amount of compensation due each Officer and/or Director and a formulae for valuing the shares of the Company's Common Stock in order to determine the number of shares to be issued as compensation will be determined by the Board of Directors prior to the issuance of any shares of the Company's Common Stock. No dollar amount of Officer/Director compensation or formulae for determining the value of the shares of the Company's Commons Stock has been determined at this time and the Board of Directors has no plans to make such a determination in the near future.

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

Name and Address of                 Amount and Nature of         Percent of
Beneficial owner                    Beneficial Ownership          Class (1)
--------------------                --------------------         ----------
Garfield H Ricketts                   2,984,490  (1)                 64.11%
7751 Naples Heritage DR.
Naples, FL 34112

Una M. Ricketts                         700,000  (2)                 15.00%
7751 Naples Heritage DR.
Naples, FL 34112

Karen Ricketts                                 0 (3)                  0.37%
13 Terrace Circle, Apt 2G
Great Neck NY 11021

All Directors and Executive
Officers as a group (3 Persons)           3,500,000                   79.48%

Notes: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated.

Note 1: Based upon the 4,655,310 shares of Common Stock being issued and outstanding on December 31, 1999, there are no outstanding options for the purchase of shares of the Company's Stock.

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

      The Company acquired 100 % of the issued and outstanding Shares of Ricketts Enterprises International, Inc. on November 21, 1995 from Garfield and Una Ricketts, husband and wife, in exchange for 3,500,000 shares of Common Stock of the Company. Prior to the acquisition of REI by the Company
Garfield and Una Ricketts, husband and wife, sold to REI a portfolio of Real Estate involving ten real estate properties (see item 3, Business
Description for details). The value of the properties was considered to be $275,180. As part of the transaction REI assumed first mortgages in the amount of $148,148.00. Mr. & Mrs. Ricketts contributed their equity of $127,032 to stockholder equity of REI. In addition Mr. & Mrs
Ricketts paid transaction cost associated with the transfer of the properties and the acquisition of REI by the Company in the amount of $46,702. In addition Mr. Ricketts converted a loan due him in the amount of $152,249 to common stock as additional paid in capital.
The acquisition of additional income producing commercial and residential real estate properties may occur as a result of a January 15, 1996 Letter of Intent the Company entered into with Mr. Garfield Ricketts, President of the Company. The terms of said Letter of Intent call for the Company to assume, refinance or payoff $1,310,396.49, less any further debt reduction, in existing debt in the form of first mortgages on the existing
27 properties being acquired for a total cost of $2,482,900. The balance of $1,172,403.51 is due Mr. Ricketts in the form of cash, a note, or at his option additional shares of restricted Common Stock in the Company.
The purchase price of $2,492,800 was determined by the lower of the cost or current market value of each property based on General Market Analysis as determined from information provided by the Multiple Listing Services of Naples, Florida, and Houston, Texas.

     Before the Company proceeds under the Letter of Intent each property will be the subject of a current appraisal, by a licensed Real Estate
Appraiser, to determine the value of each of the subject properties at the time that the Letter of Intent is exercised, and if any material changes have occurred the Company will negotiate a more favorable purchase price. The Company is currently contemplating undertaking a new offering of its debt and/or equity in order to achieve its business objectives over the next 12 months.

    Unless the Company is able to raise additional Capital from borrowing
(refinance of the existing properties being acquired) or the sale of corporate debt and/or equity securities for which there is no assurance the Company will not therefore encounter a shortage of capital to accomplish its business objectives and may not proceed under the current Letter of Intent.

   The Company and its subsidiary REI currently occupies office facilities of approximately 1000 square feet (an office Condominium) that is owned by Mr. Garfield Ricketts, President of the Company. The Company pays $635 a month rent. There is no written lease agreement between the Company or its subsidiary REI and Mr. Ricketts. The Company is considered to be a month to month tenant.
  The Company currently does not have in force or effect any policies, procedures or control with respect to entering into future transactions with its Officers, Directors, Affiliates or a Related Party.

				  PART IV

ITEM 1
EXKIBITS AND REPORTS ON FORM 8-k
	     NONE
ITEM 2
EXHIBIT  13   NONE

ITEM 3
EXHIBIT 27  FOLLOWS
				SIGNATURES

Pursuant to the requirements of the Decurities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized

Dated February 24th, 1999

BAP ACQUISITION CORP.

BY /S/ Garfield Ricketts                    by /s/ Una M. Ricketts
-------------------------                 -----------------------------
Garfield Ricketts-President              Una M. Ricketts-Secretary/Treasurer
                                   -17-







