Form 10QSB
period 2000-03-31
REII INC
filed 2000-05-11
CIK 743241

UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON DC 20549

				FORM 10-QSB

	       QUARTERLY REPORT PUSRUANT TO SECTION 13 OR 15 (d) THE
			  SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ending March 31,2000     Commission File Number 21-16563-B

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

		  Yes  [X]                             No_____


   As of March 31, 2000   4,655,310 shares of common stock, $.001 par were
   outstanding.

			PART 1. FINANCIAL INFORMATION.

REII INCORPORATED
(FORMERLY BAP ACQUISITION CORP.)
 AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida

                           TABLE OF CONTENTS
    Independent Accountant's Report                      F-1
    Consolidated Balance Sheets at March 31, 2000
    (Unaudited)   and December 31, 1999                  F-2
    Consolidated Statements of Operations for the
    Three Months   Ended March 31, 2000 and 1999
    (Unaudited)                                          F-3
    Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 2000 and 1999
    (Unaudited)                                          F-4
    Notes to the Consolidated Financial Statements
    (Unaudited)                                          F-5
                           PART 11                      Page
Item 1. Legal Proceedings                                 1
Item 2. Change In Securities                              1
Item 3. Defaults Upon Senior Securiries                   1
Item 4. Submission of Matters to a vote of Security
        Holders                                           1
Item 5. Other Matters                                     1
Item 6. Exhibits and reports on form 8-k                 2-5

                        INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
  and Shareholders
REII Incorporated
(Formerly BAP Acquisition Corp.)
and Subsidiaries
(A Delaware Corporation)
Naples, Florida


        We have reviewed the accompanying consolidated balance sheet of REII
Incorporated and Subsidiaries as of March 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three months ended March 31, 2000 and 1999, in accordance with standards established by the American Institute of Certified Public
Accountants. All information included in these consolidated financial statements is the representation of the Company's management.

        A review consists principally of inquiries of Company personnel and analytical procedures applied to the financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 and in our report dated February 12, 2000, we expressed an unqualified opinion on those consolidated financial statements.


Rochester, New York
  May 3, 2000

REII INCORPORATED
(FORMERLY BAP ACQUISITION CORP.)
AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida


CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2000 (UNAUDITED) AND
DECEMBER 31, 1999
____________________________________________________________________________
                                         March 31,             December 31,
                                          2000                  1999
____________________________________________________________________________
ASSETS
Revenue Producing Assets -
  Net of Accumulated Depreciation        $ 1,715,565           $ 750,763

Land Held for Investment                      24,000              24,000
Cash and Cash Equivalents                     19,737              19,439
Other Current Assets                           6,013               8,681
Tenant Escrow Account                         41,627              39,483
Office Property and Equipment -
  Net of Accumulated Depreciation              7,427               7,422
_____________________________________________________________________________
Total Assets                             $ 1,814,369           $ 849,788
_____________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Mortgages Payable - Bank                 $ 1,110,166           $ 524,919
Mortgages Payable - Stockholder              504,528             183,201
Accounts Payable and Accrued Expenses          6,146               4,319
Tenant Escrow Liability                       41,627              39,483
Due to Stockholder                            27,584              28,744
_____________________________________________________________________________
Total Liabilities                        $ 1,690,051           $ 780,666
_____________________________________________________________________________
Stockholders' Equity
Common Stock:  $.001 Par; 20,000,000 Shares Authorized,

 4,655,310 Shares Issued and Outstanding        4,655              4,655
Additional Paid-In Capital                    405,426            336,381
Deficit                                      (285,763)          (271,914)
_____________________________________________________________________________
Total Stockholders' Equity                    124,318             69,122
_____________________________________________________________________________
Total Liabilities and Stockholders'Equity $ 1,814,369          $ 849,788
_____________________________________________________________________________

REII INCORPORATED
(FORMERLY BAP ACQUISITION CORP.)
AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
______________________________________________________________________________
Three Months Ended March 31,                  2000               1999
______________________________________________________________________________
Revenues
Management Services                        $   5,780            $   5,553
Rental Income                                 43,190               30,195
Commissions                                      ---                4,200
Interest and Other                               ---                   72
______________________________________________________________________________
Total Revenues                             $  48,970            $  40,020
______________________________________________________________________________
Expenses
Direct Expenses
Advertising                                      310                  243
Commissions and Management Fees                1,282                1,120
Depreciation                                  13,661                6,582
Insurance                                      3,313                2,422
Interest                                      17,623                9,041
Real Estate Taxes                              6,661                4,815
Repairs and Maintenance                        5,232                4,449
Utilities                                      1,154                  746
_____________________________________________________________________________
Total Direct Expenses                         49,236               29,418
_____________________________________________________________________________
General and Administrative Expenses
Contributions                                    160                  110
Depreciation and Amortization                    523                2,786
Dues and Subscriptions                           983                  977
Licenses, Dues and Fees                        4,853               12,944
Occupancy Expenses                             1,380                2,936
Office Supplies and Expense                      913                  580
Professional Fees                              3,610                1,650
Telephone                                        988                  916
Travel and Entertainment                         173                  374
_____________________________________________________________________________
Total General and Administrative Expenses     13,583               23,273

Total Expenses                                62,819               52,691
_____________________________________________________________________________
Loss Before Provision for Taxes              (13,849)             (12,671)
_____________________________________________________________________________
Provision for Taxes                              ---                  ---
_____________________________________________________________________________
Net Loss for the Period                    $ (13,849)           $ (12,671)
_____________________________________________________________________________
Loss Per Common Share                      $  (0.003)           $  (0.003)
_____________________________________________________________________________
Weighted Average Number of
Common Shares Outstanding                  4,655,310             4,655,310
_____________________________________________________________________________

REII INCORPORATED
(FORMERLY BAP ACQUISITION CORP.)
AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
_____________________________________________________________________________
Three Months Ended March 31,                    2000               1999
_____________________________________________________________________________
Cash Flows from Operating Activities
Net Loss                                     $(13,849)           $(12,671)
Adjustments to Reconcile Net Loss
  to Net Cash Flows from Operating Activities:
Amortization                                      ---               2,331
Depreciation                                    14,184              7,037

Changes in Assets and Liabilities:
Other Current Assets                             2,668              1,324
Accounts Payable and Accrued Expenses            1,827             (2,403)
_____________________________________________________________________________
Net Cash Flows from Operating Activities         4,830             (4,382)
_____________________________________________________________________________
Cash Flows from Investing Activities
Acquisition of Office Equipment                   (528)               ---
Improvements to Income Producing Properties     (2,963)              (675)
_____________________________________________________________________________
Net Cash Flows from Investing Activities        (3,491)              (675)
_____________________________________________________________________________
Cash Flows from Financing Activities
Mortgage Refinancing                               ---             37,312
Stockholder Contribution                         3,545                ---
Repayment of Mortgages                          (3,426)            (2,340)
Change in Due to Stockholder                    (1,160)            (6,425)
_____________________________________________________________________________
Net Cash Flows from Financing Activities        (1,041)            28,547
_____________________________________________________________________________
Net Increase in Cash and Cash Equivalents           298            23,490
Cash and Cash Equivalents - Beginning of Period  19,439             4,993
_____________________________________________________________________________
Cash and Cash Equivalents - End of Period      $ 19,737          $ 28,483
_____________________________________________________________________________

SUPPLEMENTARY DISCLOSURES
_____________________________________________________________________________
Interest Paid                                  $ 17,623           $ 9,041
Income Taxes Paid                              $    ---           $   ---
_____________________________________________________________________________

NON-CASH INVESTING AND FINANCING ACTIVITIES
_____________________________________________________________________________

Acquisition of Revenue Producing Assets on March 15, 2000:

   with Mortgage Financing                     $ 588,000           $  ---
   with Stockholder Notes Payable                322,000              ---
   with Stockholder Capital Contribution          65,500              ---
_____________________________________________________________________________
      Total                                    $ 975,500           $  ---
_____________________________________________________________________________

REII INCORPORATED
(FORMERLY BAP ACQUISITION CORP.)
AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_____________________________________________________________________________

Note A -        Basis of Presentation
                        The condensed consolidated financial statements of
REII Incorporated (formerly BAP Acquisition Corp.) and Subsidiaries (the
"Corporation") included herein have been prepared by the Corporation, without audit, pursuant to the rules and regulations of the Securities and
Exchange Commission (the "SEC").  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the
Corporation believes that the disclosures are adequate so that the information presented is not misleading.  These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Corporation's Form 10KSB, and other reports filed with the SEC.

                        The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Corporation for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include the acquisition of additional income producing properties, mortgage refinancing, and general and administrative costs required to meet
SEC reporting obligations. Certain financial information that is not required for interim financial reporting purposes has been omitted.

Note B -        Principles of Consolidation
        The consolidated financial statements include the accounts of the
Corporation and its subsidiaries, Ricketts Enterprises International, Inc.
and Ricketts Enterprises of Naples, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

Note C -        Other Matters
                Effective April 15, 1998, the Corporation, formerly known as
BAP Acquisition Corp., changed its name to REII Incorporated.

                The Corporation entered into an agreement represented by a Letter of Intent dated January 15, 1996 to acquire and operate residential rental properties and one commercial office property owned by Garfield
Ricketts, a 62% shareholder.  The properties are valued at approximately
$1.1 million, which was determined based on the properties' market value according to Multiple Listing Service's market analysis which tracks sales prices of comparable properties within the area. The acquisition will be completed when permanent financing can be arranged.

                Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

REII INCORPORATED (FORMERLY BAP ACQUISITION CORP.) AND SUBSIDIARIES
_____________________________________________________________________________

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations
Revenue Sources

The company generates revenue primarily from the rental of residential property, representing approximately 80% of total revenues and real estate management services and commissions, representing approximately 20% of total revenues. The Company plans to increase revenues by acquiring existing and/or developing new residential properties and commercial real estate.

Financial Condition and Liquidity

The Company's long-term debt to capital (long-term debt and stockholders' equity) ratio at March 31, 2000 and December 31, 1999 was 92.9% and 91.1%, respectively.

The Company's source of working capital is from rental operating activities and capital contributions from stockholders. The Company has not borrowed any moneys from financial institutions for working capital needs. All debts of the Company are first mortgages on income producing properties.

Net cash provided by operating activities for the three month periods ended
March 31, 2000 and 1999 was positive $4,830 and negative $4,382, respectively. The negative cash flow in 1999 was primarily due to payment of current liabilities.

Management of the Company believes that there are no commitments, uncertainties, or contingent liabilities that will have a materially adverse effect on the consolidated financial position or future results of operations of the Company.

Capital Expenditures and Financing Requirements

The Company acquired 100% of the issued and outstanding common shares of Ricketts Enterprises of Naples, Inc. ("RENI") on March 15, 2000. RENI was formed on December 7, 1999 under the law of the State of Florida by two of REII's stockholders, Garfield Ricketts, a 62% stockholder and Una Ricketts, a 15% stockholder, for the purpose of acquiring seven (7) rental real estate properties formerly owned by Garfield Ricketts. RENI's purchase price of $975,500 was based on the total of the seven (7) properties' market values established by an independent appraiser. The acquisition was financed with bank mortgages in the amount of $588,000, mortgages to Garfield Ricketts in the amount of $322,000 and a capital contribution from Garfield Ricketts of $65,500.

The Company purchased five (5) residential rental properties from Garfield
Ricketts, a 62% stockholder, for $544,000 on December 18, 1998. The purchase price was based on the total of the properties' market values established by an independent appraiser. The acquisition was financed with bank mortgages in the amount of $359,100 and mortgages to Garfield Ricketts in the amount of $184,900.
                                    - continued -

Capital Expenses and Financing - continued -

Capital expenditures for improvements to income producing properties during the three month periods ended March 31, 2000 and 1999 totaled $2,963 and $675, respectively.

Capital expenditures for office equipment additions during the three month periods ended March 31, 2000 and 1999 totaled $528 and $-0-, respectively.

REII INCORPORATED (FORMERLY BAP ACQUISITION CORP.) AND SUBSIDIARIES
_____________________________________________________________________________

The Company has an agreement represented by a Letter of Intent to purchase
14 residential rental properties from Garfield Ricketts, a majority stockholder. Purchase price upon acquisition will be the properties' market value, based on independent appraisals. Market value of the 14 properties is currently approximately $1,100,000, based on Multiple Listing Service's market analysis, which tracks sales prices of comparable properties within the area. Terms of the agreement require the Company to assume, refinance, or pay off the balance due on the first mortgages on the properties of approximately $548,000 as of March 31, 2000, and pay the balance of the market value to Garfield Ricketts in cash or other form of payment acceptable to him. All properties to be acquired will be subject to an updated independent property appraisal.

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

REII INCORPORATED (FORMERLY BAP ACQUISITION CORP.) AND SUBSIDIARIES
_____________________________________________________________________________

Results of Operations

The following table sets forth for the periods indicated, the percentages which selected items in the Company's Statements of Operations bear to total revenues:

_____________________________________________________________________________
Three Month Period Ended March 31,         2000         1999
_____________________________________________________________________________
Revenues
Rental Income                              88.2%        75.4%
Management Services                        11.8%        13.9%
Commissions                                 0.0%        10.5%
Interest and Other                          0.0%         0.2%
_____________________________________________________________________________
Total Revenues                            100.0%       100.0%
_____________________________________________________________________________
Expenses
Direct Expenses:
Depreciation                               27.9%        16.4%
Interest                                   36.0%        22.6%
Real Estate Taxes                          13.6%        12.0%
Repairs and Maintenance                    10.7%        11.1%
Utilities                                   2.4%         1.9%
Insurance                                   6.8%         6.1%
Other Direct Expenses                       3.2%         3.4%
_____________________________________________________________________________
Total Direct Expenses                     100.6%        73.5%
_____________________________________________________________________________
General and Administrative Expenses
Office Occupancy Expense                    2.8%         7.3%
Office Supplies and Expense                 1.9%         1.5%
Professional Fees                           7.4%         4.1%
Telephone                                   2.0%         2.3%
Dues and Subscriptions                      2.0%         2.4%
Licenses, Dues, and Fees                    9.9%        32.4%
Travel and Entertainment                    0.3%         0.9%
Other Administrative Expenses               1.4%         7.3%
_____________________________________________________________________________
Total General and Administrative Expenses  27.7%        58.2%
_____________________________________________________________________________
Total Expenses                            128.3%       131.7%
_____________________________________________________________________________
Income (Loss) Before Provision for Taxes (28.3)%      (31.7)%

Provision for Taxes                         0.0%         0.0%
_____________________________________________________________________________
Net Income (Loss)                         (28.3)%     (31.7)%
_____________________________________________________________________________

REII INCORPORATED (FORMERLY BAP ACQUISITION CORP.) AND SUBSIDIARIES
-----------------------------------------------------------------------------
Three Months Ended March 31, 2000 Compared With Three Months Ended March 31,
1999

Net Loss
The Company reported a net loss of $13,849 for the three months ended March
31, 2000, compared to a net loss of $12,671 for the three months ended March
31, 1999. The losses are due primarily to expenses incurred to acquire additional revenue producing assets and depreciation of the revenue producing assets.

Revenues
Total revenues for the three months ended March 31, 2000 increased by $8,950
(22.4%) to $48,970 from $40,020 for the three months ended March 31, 1999.
The increase was due primarily to rental income received from the addition of seven (7) new rental properties, which were acquired in March, 2000.

Direct Expenses
Direct expenses for the three months ended March 31, 2000 increased by $19,818 (67.4%) to $49,236 (100.6% of total revenues) from $29,418 (73.5% of total revenues) for the three months ended March 31, 1999. The increase was due primarily to the addition of the new rental properties in March, 2000.

General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2000 decreased by $9,690 (41.6%) to $13,583 (27.7% of total revenues) from $23,273 (58.2% of total revenues) for the three months ended March 31, 1999.
The decrease was due primarily to fees paid to refinance two mortgages in 1999 that were not incurred in 2000.

Income Taxes
There were no provisions for income tax for the three month periods ended
March 31, 2000 and 1999 because the Company was operating at a loss.

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

ITEM 4
        Submission of Matters to a vote of Security Holders.
 On December 31, 1999 the annual meeting of the Company was held at the
 Company's principal office, at 1051-5th Avenue North in Naples Florida.
 Of the 4,655,310 shares outstanding, 3,664,932 were represented in person and by proxy. The sole purpose of the meeting was to re-elect the Officers and Directors.
 The following officers and Directors were unanimously elected.
        Garfield Ricketts     Director/ Chairman/CEO
        Una M. Ricketts       Director/Secretary/Treasurer
        Karen Ricketts        Director

  There were no setlements or matters or solicitations under Rule 14a-11

  ITEM 5
         Other Matters
            None

ITEM 6
        Exhibits and reports on Form 8-K
ITEM 1. N/A

ITEM 2.        Acquisition of Assets
On March 15, 2000, REII Incorporated (the "Company") acquired 100% of the issued and outstanding common shares of Ricketts Enterprises of Naples, Inc.
("RENI").  RENI was formed on December 7, 1999 under the laws of the state of Florida by two of REII's stockholders, Garfield Ricketts, a 62%
stockholder and Una Ricketts, a 15% stockholder, for the purpose of acquiring seven (7) rental real estate properties formerly owned by Garfield
Ricketts.  The net assets of RENI were contributed by Garfield Ricketts and recorded at their fair market value, based on independent appraisals and current mortgage values as follows:
        Six (6) Residential Rental Properties        $  905,500
        One (1) Commercial Rental Property               70,000
        Bank Mortgages                                 (588,000)
        Notes Payable due to Garfield Ricketts         (322,000)
                                                     -----------
                Net Assets                           $   65,500
The business activity relating to the properties will be carried on through the Company's wholly owned subsidiary, RENI.  A description of the properties and related financing arrangements follow.

         Property                                   Mortgage        Note
                                                     Value         Value
         ---------                                  --------     ----------
Property Description and Financing Arrangement

1)     5384 24th Avenue SW, Naples, Florida-
       Three residential rental units                $175,000
       Mortgage with Washington Mutual Bank
       in the amount of $105,000, payable in
       monthly payments of $523 including
       principal and interest at the bank's
       index plus 2.85% (effective rate of
       7.818% at March 15, 2000), due February 2030.
       Mortgage will be recasted annually on
       March 1st to reflect the new interest rate.                $105,000

       Mortgage with Garfield Ricketts, a 62%
       stockholder, in the amount of $45,000,
       payable in monthly payments of $315
       including principal and interest at 7.5%,
       due February 2030.                                           45,000

2)      1743 54th Street SW, Naples, Florida -
        One residential rental unit                    90,000
        Mortgage with Washington Mutual Bank
        in the amount of $59,500, payable in
        monthly payments of $291 including
        principal and interest at the bank's
        index plus 2.85% (effective rate of
        7.818% at March 15, 2000), due February 2030.
        Mortgage will be recasted annually on
        March 1st to reflect the new interest rate.                 59,500

Property Description and financing Arrangement-continued-
                                                     Mortgage       Note
        Property                                       Value       Value
        ---------                                   ---------    ---------
        Mortgage with Garfield Ricketts, a 62%
        stockholder, in the amount of $25,500,
        payable in monthly payments of $178
        including principal and interest at 7.5%,
        due February 2030.                                          25,500

3)      2600 Santa Barbara Blvd., Naples, Florida-
        Four residential rental units                 193,000
        Mortgage with Washington Mutual Bank
        in the amount of $135,100, payable in
        monthly payments of $673 including
        principal and interest at the bank's
        index plus 2.85% (effective rate of
        7.818% at March 15, 2000), due February 2030.
        Mortgage will be recasted annually on
        March 1st to reflect the new interest rate.                135,100

        2600 Santa Barbara Blvd., Naples, Florida
        Mortgage with Garfield Ricketts, a 62%
        stockholder, in the amount of $57,900,
        payable in monthly payments of $406
        including principal and interest at 7.5%,
        due February 2030.                                          57,900

4)      2620 Santa Barbara Blvd., Naples, Florida-
        Three residential rental units                166,500
        Mortgage with Washington Mutual Bank
        in the amount of $105,000, payable in
        monthly payments of $523 including
        principal and interest at the bank's
        index plus 2.85% (effective rate of
        7.818% at March 15, 2000), due February
        2030. Mortgage will be recasted annually
        on March 1st to reflect the new interest rate.             105,000

        Mortgage with Garfield Ricketts, a 62%
        stockholder, in the amount of $45,000,
        payable in monthly payments of $315
        including principal and interest at 7.5%,
        due February 2030.                                          45,000

5)      2700 Santa Barbara Blvd., Naples, Florida -
        Three residential rental units                165,000
        Mortgage with Washington Mutual Bank
        in the amount of $105,000, payable in
        monthly payments of $523 including
        principal and interest at the bank's
        index plus 2.85% (effective rate of
        7.818% at March 15, 2000), due February
        2030. Mortgage will be recasted annually
        on March 1st to reflect the new interest rate.             105,000


Property Description and Financing Arrangement continued-
                                                      Mortgage       Note
                Property                                Value       Value
                                                    ------------  ----------
        Mortgage with Garfield Ricketts, a 62%
        stockholder, in the amount of $45,000,
        payable in monthly payments of $315
        including principal and interest at 7.5%,
        due February 2030.                                          45,000

6)      5055 SW 27th Place, Naples, Florida -
        Two residential rental units                  116,000
        Mortgage with Washington Mutual Bank
        in the amount of $78,400, payable in
        monthly payments of $390 including
        principal and interest at the bank's
        index plus 2.85% (effective rate of
        7.818% at March 15, 2000) due February
        2030. Mortgage will be recasted annually
        on March 1st to reflect the new interest rate.              78,400

        Mortgage with Garfield Ricketts, a 62%
        stockholder, in the amount of $33,600,
        payable in monthly payments of $235
        including principal and interest at 7.5%,
        due February 2030.                                          33,600

7)      1051 5th Avenue North, Naples, Florida -
        One office condominium                         70,000
        Mortgage with Garfield Ricketts, a 62%
        stockholder, in the amount of $70,000,
        payable in monthly payments of $489
        including principal and interest at 7.5%,
        due February 2030.                                          70,000
                                                   ____________    ________

               Totals                              $ 975,500        $ 910,000


The proforma effects of the Company's operations if REII had acquired the wholly owned subsidiary as of January 1,1997 are as follows:

                               1999             1998                 1997
                            ---------        ---------            ---------
       Rental Income        $ 108,661        $ 100,667            $ 104,280
       Comparable Expenses     40,386           43,251               34,715
                            ---------        ---------            ---------
            Subtotal        $  68,275        $  57,416            $  69,565
  Non-Comparable Expenses      55,947           58,772               55,714
                            ---------        ---------            ---------
        Net Income (Loss)   $  12,328        $  (1,356)           $  13,851

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

        The Company plans to acquire 14 additional residential rental properties from Garfield Ricketts, majority stockholder, when permanent financing can be arranged. Purchase price upon acquisition will be the properties' market value, based on independent appraisals. Each property will be subject to an updated independent appraisal at the time of acquisition.
Market value of the 14 properties is currently approximately $ 1,100,000 based on Multiple Listing Service's market analysis, which tracks sales prices of comparable properties within the area. Financial data of the 14 properties consisted of the following for the years ended December 31, 1999, 1998, and 1997:

                                     1999           1998           1997
                                ------------      ---------     ----------
        Rental Income            $ 123,870        $ 117,159     $ 117,475
        Comparable Expenses         57,970           55,984        54,640
                                ------------      ---------     -----------
         Subtotal                $  65,900        $  61,175     $  62,835
 Non-Comparable Expenses            66,461           69,563        68,275
                                ------------      ---------     ----------
          Net Loss               $    (561)       $  (8,388)    $  (5,440)

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

Dated May 13, 2000

BAP ACQUISITION CORP

by /s/ Garfield Ricketts              by /s/ Una M. Ricketts
-------------------------            ------------------------
Garfield Ricketts-President          Una M. Ricketts-Secretary/Treasurer

