Form 10QSB
period 2000-06-30
REII INC
filed 2000-08-07
CIK 743241

UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON DC 20549

				FORM 10-QSB

	       QUARTERLY REPORT PUSRUANT TO SECTION 13 OR 15 (d) THE
			  SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ending June 30,2000     Commission File Number 21-16563-B

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

		  Yes  [X]                             No_____


   As of June 30, 2000   4,655,310 shares of common stock, $.001 par were
   outstanding.

			PART 1. FINANCIAL INFORMATION.

                             FINANCIAL REPORTS
                                    AT
                          JUNE 30, 2000 AND 1999

 REII INCORPORATED
 AND SUBSIDIARIES
 (A DELAWARE CORPORATION)
 NAPLES, FLORIDA
                               TABLE OF CONTENTS
    Independent Accountant's Report                                F-1
    Consolidated Balance Sheets at June 30, 2000
    (Unaudited)   and December 31, 1999                            F-2
    Consolidated Statements of Operations for the Three Months
    Ended  June 30, 2000 and 1999 (Unaudited) and for the Six
    Months Ended June 30, 2000 and 1999 (Unaudited)                F-3
    Consolidated Statements of Cash Flows for the Six Months
    Ended June 30, 2000 and 1999 (Unaudited)                       F-4
    Notes to the Consolidated Financial Statements (Unaudited)     F-5




                        INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
  and Shareholders
REII Incorporated and Subsidiaries
(A Delaware Corporation)
Naples, Florida


        We have reviewed the accompanying consolidated balance sheet of REII
Incorporated and Subsidiaries as of June 30, 2000, and the related consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999, and the related consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999 in accordance with standards established by the American Institute of Certified
Public Accountants. All information included in these consolidated financial statements is the responsibility of the Company's management.

        A review of interim financial information consists principally of inquiries of Company personnel and analytical procedures applied to the financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of REII Incorporated and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999, and in our report dated February 12, 2000, we expressed an unqualified opinion on those consolidated financial statements.



Rotenberg & Company, LLP
Rochester, New York
  July 25, 2000

REII INCORPORATED AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida


CONSOLIDATED BALANCE SHEETS AT JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31,
1999
___________________________________________________________________________
                                               (Unaudited)
                                                June 30,       December 31,
                                                2000             1999
___________________________________________________________________________
ASSETS
Revenue Producing Assets -
  Net of Accumulated Depreciation             $ 1,712,819       $ 750,763

Land Held for Investment                           24,000          24,000
Cash and Cash Equivalents                          18,941          19,439
Other Current Assets                                5,018           8,681
Tenant Escrow Account                              40,863          39,483
Office Property and Equipment -
  Net of Accumulated Depreciation                   6,904           7,422
___________________________________________________________________________
Total Assets                                  $ 1,808,545       $ 849,788
___________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Mortgages Payable - Banks                     $ 1,107,052       $ 524,919
Mortgages Payable - Stockholder                   503,305         183,201
Accounts Payable and Accrued Expenses               2,609           4,319
Tenant Escrow Liability                            40,863          39,483
Due to Stockholder                                 51,019          28,744
___________________________________________________________________________
Total Liabilities                               1,704,848         780,666
___________________________________________________________________________
Stockholders' Equity
Common Stock:$.001 Par; 20,000,000 Shares Authorized,
4,655,310 Shares Issued and Outstanding             4,655            4,655
Additional Paid-In Capital                        405,426          336,381
Deficit                                          (306,384)        (271,914)
___________________________________________________________________________
Total Stockholders' Equity                        103,697           69,122
___________________________________________________________________________
Total Liabilities and Stockholders' Equity    $ 1,808,545        $ 849,788
___________________________________________________________________________

REII INCORPORATED AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
___________________________________________________________________________
                                     Three Months           Six Months
                                     Ended June 30,       Ended June 30,
                                     2000      1999        2000       1999
___________________________________________________________________________

Revenues
Management Services               $ 3,912    $ 7,232     $ 9,692    $12,785
Rental Income                      51,760     29,150      94,950     59,345
Commissions                             -          -           -      4,200
Interest and Other                    109         63         109        135
___________________________________________________________________________
Total Revenues                     55,781     36,445      104,751    76,465
___________________________________________________________________________
Expenses
Direct Expenses
Advertising                           237          -          547       243
Commissions and Management Fees       777        777        2,059     1,897
Depreciation                       14,268      6,609       27,929    13,191
Insurance                           2,771      2,422        6,084     4,844
Interest                           32,237     11,793       49,860    20,834
Real Estate Taxes                   6,660      4,815       13,321     9,630
Repairs and Maintenance            10,949      4,079       16,181     8,528
Utilities                           1,550      1,091        2,704     1,837
___________________________________________________________________________
Total Direct Expenses              69,449     31,586      118,685    61,004
___________________________________________________________________________
General and Administrative Expenses
Contributions                          50         10          210       120
Depreciation and Amortization         523      7,057        1,046     9,843
Dues and Subscriptions                275        670        1,258     1,647
Licenses, Dues and Fees               525     (1,240)       5,378    11,704
Occupancy Expenses                    567      2,119        1,947     5,055
Office Supplies and Expense           351        566        1,264     1,146
Professional Fees                   3,195      7,777        6,805     9,427
Telephone                             961        964        1,949     1,880
Travel and Entertainment              506        218          679       592
___________________________________________________________________________
Total General and Administrative
Expenses                            6,953     18,141       20,536    41,414

Total Expenses                     76,402     49,727      139,221   102,418
___________________________________________________________________________
Loss Before Provision for Taxes   (20,621)   (13,282)     (34,470)  (25,953)
___________________________________________________________________________
Provision for Taxes                     -          -            -         -
___________________________________________________________________________
Net Loss for the Period         $ (20,621)  $(13,282)    $(34,470) $(25,953)
___________________________________________________________________________
Loss Per Common Share             $(0.004)  $ (0.003)    $(0.007)  $ (0.006)
___________________________________________________________________________
Weighted Average Number of Common
Shares Outstanding              4,655,310  4,655,310    4,655,310 4,655,310
___________________________________________________________________________

REII INCORPORATED AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
___________________________________________________________________________
Six Months Ended June 30,                        2000          1999
___________________________________________________________________________
Cash Flows from Operating Activities
Net Loss                                       $ (34,470)    $ (25,953)

Adjustments to Reconcile Net Loss
  to Net Cash Flows from Operating Activities:
Amortization                                           -         8,933
Depreciation                                      28,975        14,101

Changes in Assets and Liabilities:
Other Current Assets                               3,663          (247)
Accounts Payable and Accrued Expenses             (1,710)       (2,818)
___________________________________________________________________________
Net Cash Flows from Operating Activities          (3,542)       (5,984)
___________________________________________________________________________
Cash Flows from Investing Activities
Acquisition of Office Equipment                     (528)             -
Improvements to Income Producing Properties      (14,485)        (1,725)
___________________________________________________________________________
Net Cash Flows from Investing Activities         (15,013)        (1,725)
___________________________________________________________________________
Cash Flows from Financing Activities
Mortgage Refinancing                                    -        37,312
Stockholder Contribution                            3,545             -
Repayment of Mortgages                             (7,763)       (5,091)
Change in Due to Stockholder                       22,275        (5,660)
___________________________________________________________________________
Net Cash Flows from Financing Activities           18,057         26,561
___________________________________________________________________________
Net Increase (Decrease) in Cash and Cash Equivalents (498)        18,852
Cash and Cash Equivalents - Beginning of Period    19,439          4,993
___________________________________________________________________________
Cash and Cash Equivalents - End of Period        $ 18,941       $ 23,845
___________________________________________________________________________

SUPPLEMENTARY DISCLOSURES

Interest Paid                                  $   49,860       $ 20,834
Income Taxes Paid                              $        -       $      -
___________________________________________________________________________

NON-CASH INVESTING AND FINANCING ACTIVITIES
___________________________________________________________________________
Acquisition of Revenue Producing Assets on March 15, 2000:

   with Bank Mortgage Financing                 $ 588,000        $      -
   with Stockholder Notes Payable                 322,000               -
   with Stockholder Capital Contribution           65,500               -
___________________________________________________________________________
      Total                                     $ 975,500        $      -
___________________________________________________________________________

REII INCORPORATED AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A -        Basis of Presentation
        The condensed consolidated financial statements of REII Incorporated and Subsidiaries (the "Company") included herein have been prepared by the
Company, without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission (the "SEC").  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the
Company believes that the disclosures are adequate so that the information presented is not misleading.  These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Form 10KSB, and other reports filed with the SEC.

        The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.
The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include the acquisition of additional income producing properties, mortgage refinancing, and general and administrative costs required to meet SEC reporting obligations.
Certain financial information that is not required for interim financial reporting purposes has been omitted.

Note B -        Principles of Consolidation
        The consolidated financial statements include the accounts of the
Company and its subsidiaries, Ricketts Enterprises International, Inc. and
Ricketts Enterprises of Naples, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

Note C -        Other Matters
        The Company has an agreement represented by a Letter of Intent to purchase 14 residential rental properties from Garfield Ricketts, a majority stockholder.  Purchase price upon acquisition will be the properties' market value, based on independent appraisals.  Market value of the 14 properties is currently approximately $1,100,000 based on Multiple Listing Service's market analysis, which tracks sales prices of comparable properties within the area.  Terms of the agreement require the Company to assume, refinance, or pay off the balance due on the first mortgages on the properties of approximately $543,000 as of June 30, 2000, and pay the balance of the market value to Garfield Ricketts in cash or other form of payment acceptable to him.  All properties to be acquired will be subject to an updated independent property appraisal.

        Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

REII Incorporated and Subsidiaries
____________________________________________________
Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations

Revenue Sources

The company generates revenue primarily from the rental of residential property, representing approximately 85% of total revenues and real estate management services and commissions, representing approximately 15% of total revenues. The Company plans to increase revenues by acquiring existing and/or developing new residential properties and commercial real estate.

Financial Condition and Liquidity

The Company's long-term debt to capital (long-term debt and stockholders' equity) ratio at June 30, 2000 and December 31, 1999 was 94.0% and 91.1%, respectively.

The Company's source of working capital is from rental operating activities and prior capital contributions from stockholders. The Company has not borrowed any moneys from financial institutions for working capital needs.
All debts of the Company are first mortgages on income producing properties.

Net cash provided by operating activities for the six month periods ended
June 30, 2000 and 1999 was negative $3,542 and negative $5,984, respectively. The negative cash flows were primarily due to payment of current liabilities.

Management of the Company believes that there are no commitments, uncertainties, or contingent liabilities that will have a materially adverse effect on the consolidated financial position or future results of operations of the Company.

Capital Expenditures and Financing Requirements

The Company acquired 100% of the issued and outstanding common shares of Ricketts Enterprises of Naples, Inc. ("RENI") on March 15, 2000. RENI was formed on December 7, 1999 under the law of the State of Florida by two of REII's stockholders, Garfield Ricketts, a 62% stockholder and Una Ricketts, a 15% stockholder, for the purpose of acquiring seven (7) rental real estate properties formerly owned by Garfield Ricketts. RENI's purchase price of $975,500 was based on the total market value of the seven (7) properties, established by an independent appraiser. The acquisition was financed with bank mortgages in the amount of $588,000, mortgages to Garfield Ricketts in the amount of $322,000 and a capital contribution from Garfield Ricketts of $65,500.
                              -continued-

REII Incorporated and Subsidiaries
___________________________________________________________________________
The Company purchased five (5) residential rental properties from Garfield
Ricketts, a 62% shareholder, for $544,000 on December 18, 1998.  The purchase price was based on the total of the properties' market values established by an independent appraiser.  The acquisition was financed with bank mortgages in the amount of $359,100 and mortgages to Garfield Ricketts in the amount of $184,900.

Capital expenditures for improvements to income producing properties during the six month periods ended June 30, 2000 and 1999 totaled $14,485 and $1,725, respectively.

Capital expenditures for office equipment additions during the six month periods ended June 30, 2000 and 1999 totaled $528 and $-0-, respectively.

Capital Expenditures and Financing Requirements - continued

The Company has an agreement represented by a Letter of Intent to purchase
14 residential rental properties from Garfield Ricketts, a majority stockholder. Purchase price upon acquisition will be the properties' market value, based on independent appraisals. Market value of the 14 properties is currently approximately $1,100,000, based on Multiple Listing Service's market analysis, which tracks sales prices of comparable properties within the area. Terms of the agreement require the Company to assume, refinance, or pay off the balance due on the first mortgages on the properties of approximately $543,000 as of March 31, 2000, and pay the balance of the market value to Garfield Ricketts in cash or other form of payment acceptable to him. All properties to be acquired will be subject to an updated independent property appraisal.

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


REII INCORPORATED AND SUBSIDIARIES
___________________________________________________________________________
Results of Operations

The following table sets forth for the periods indicated, the percentages which selected items in the Company's Statements of Operations bear to total revenues:
___________________________________________________________________________
                                    Three Month Period   Six Month Period
                                       Ended June 30,      Ended June 30,
                                        2000      1999     2000     1999
___________________________________________________________________________
Revenues
Rental Income                          92.8%      80.0%     90.6%    77.6%
Management Services                     7.0%      19.8%      9.3%    16.7%
Commissions                             0.0%       0.0%      0.0%     5.5%
Interest and Other                      0.2%       0.2%      0.1%     0.2%
___________________________________________________________________________
Total Revenues                        100.0%     100.0%    100.0%   100.0%
___________________________________________________________________________
Expenses
Direct Expenses:
Depreciation                           25.6%      18.1%     26.7%    17.2%
Interest                               57.8%      32.4%     47.6%    27.2%
Real Estate Taxes                      11.9%      13.2%     12.7%    12.6%
Repairs and Maintenance                19.6%      11.2%     15.4%    11.2%
Utilities                               2.8%       3.0%      2.6%     2.4%
Insurance                               5.0%       6.6%      5.8%     6.3%
Other Direct Expenses                   1.8%       2.1%      2.5%     2.8%
___________________________________________________________________________
Total Direct Expenses                 124.5%      86.6%    113.3%    79.7%
___________________________________________________________________________
General and Administrative   Expenses:
Office Occupancy Expense                1.0%       5.8%      1.9%     6.6%
Office Supplies and Expense             0.6%       1.6%      1.2%     1.5%
Professional Fees                       5.7%      21.3%      6.5%    12.3%
Telephone                               1.7%       2.7%      1.9%     2.5%
Dues and Subscriptions                  0.5%       1.8%      1.2%     2.1%
Licenses, Dues, and Fees                1.0%     (3.4)%      5.1%    15.3%
Travel and Entertainment                0.9%       0.6%      0.6%     0.8%
Other Administrative Expenses           1.1%      19.4%      1.2%    13.1%
___________________________________________________________________________
Total General and Administrative
Expenses                               12.5%      49.8%     19.6%    54.2%
___________________________________________________________________________
Total Expenses                        137.0%     136.4%    132.9%   133.9%
___________________________________________________________________________
Loss Before Provision for Taxes      (37.0)%    (36.4)%   (32.9)%  (33.9)%
___________________________________________________________________________
Provision for Taxes                     0.0%       0.0%      0.0%     0.0%
___________________________________________________________________________
Net Loss                             (37.0)%    (36.4)%   (32.9)%  (33.9)%
___________________________________________________________________________

REII INCORPORATED AND SUBSIDIARIES
___________________________________________________________________________

Six Months Ended June 30, 2000 Compared With Six Months Ended June 30, 1999

Net Loss
The Company reported a net loss of $34,470 for the six months ended June 30, 2000, compared to a net loss of $25,953 for the six months ended June 30, 1999. The losses are primarily due to expenses incurred to acquire additional revenue producing assets, depreciation and maintenance of the revenue producing assets, and the write off in 1999 of organization costs in accordance with the American Institute of Certified Public Accountant's
Statement of Position 98-5 on reporting the costs of start-up activities.

Revenues
Total revenues for the six months ended June 30, 2000 increased by $28,286
(37.0%) to $104,751 from $76,465 for the six months ended June 30, 1999.
The increase was due primarily to rental income received from the addition of seven (7) new rental properties, which were acquired in March, 2000.

Direct Expenses
Direct expenses for the six months ended June 30, 2000 increased by $57,681
(94.6%) to $118,685 (113.3% of total revenues) from $61,004 (79.7% of total revenues) for the six months ended June 30, 1999. The increase was due primarily to the addition of the new rental properties in March 2000.

General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2000 decreased by $20,878 (50.4%) to $20,536 (19.6% of total revenues) from $41,414 (54.2% of total revenues) for the six months ended June 30, 1999.
The decrease was due primarily to fees paid to refinance two mortgages in 1999 that were not incurred in 2000, write of organization costs in 1999 in accordance with the American Institute of Certified Public Accountant's
Statement of Position 98-5 on reporting the costs of start-up activities that was not incurred in 2000, decrease in professional fees incurred to register with the National Association of Securities Dealers, and the elimination of office rent expense included in occupancy expenses due to the purchase of the office building in March 2000.

Income Taxes
There were no provisions for income tax for the six month periods ended June
30, 2000 and 1999 because the Company was operating at a loss.
REII INCORPORATED AND SUBSIDIARIES


Three Months Ended June 30, 2000 Compared With Three Months Ended June 30,
1999

Net Loss
The Company reported a net loss of $20,621 for the three months ended June
30, 2000, compared to a net loss of $13,282 for the three months ended June
30, 1999. The losses are primarily due to depreciation, maintenance of the revenue producing assets, and amortization.

Revenues
Total revenues for the three months ended June 30, 2000 increased by $19,336
(53.1%) to $55,781 from $36,445 for the three months ended June 30, 1999.
The increase was due primarily to rental income received from the addition of seven (7) new rental properties, which were acquired in March, 2000.

Direct Expense
Direct expenses for the three months ended June 30, 2000 increased by $37,863 (119.9%) to $69,449 (124.5% of total revenues) from $31,586 (86.6%
of total revenues) for the three months ended June 30, 1999. The increase was due primarily to the addition of the new rental properties in March
2000.

General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2000 decreased by $11,188 (61.7%) to $6,953 (12.5% of total revenues) from $18,141 (49.8% of total revenues) for the three months ended June 30, 1999.
The decrease was due primarily to write of organization costs in 1999 in accordance with the American Institute of Certified Public Accountant's
Statement of Position 98-5 on reporting the costs of start-up activities that was not incurred in 2000, decrease in professional fees incurred to register with the National Association of Securities Dealers, and the elimination of office rent expense included in occupancy expenses due to the purchase of the office building in March 2000.

Income Taxes
There were no provisions for income tax for the three month periods ended
June 30, 2000 and 1999 because the Company was operating at a loss.

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

Dated August 4, 2000

BAP ACQUISITION CORP

by /s/ Garfield Ricketts              by /s/ Una M. Ricketts
-------------------------            ------------------------
Garfield Ricketts-President          Una M. Ricketts-Secretary/Treasurer

