Form 10QSB
period 2000-09-30
REII INC
filed 2000-11-09
CIK 743241

UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON DC 20549

				FORM 10-QSB

	       QUARTERLY REPORT PUSRUANT TO SECTION 13 OR 15 (d) THE
			  SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ending September 30,2000   Commission File Number 21-16563-B

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

		  Yes  [X]                             No_____


   As of Septembr 30, 2000 4,655,310 shares of common stock, $.001 par were outstanding.

                        PART 1. FINANCIAL INFORMATION.


REII INCORPORATED AND SUBSIDIARIES
        (A DELAWARE CORPORATION)
        Naples, Florida

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2000 AND 1999

REII INCORPORATED AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida


TABLE OF CONTENTS

Independent Accountant's Report                                  F-1

Consolidated Balance Sheets at September 30, 2000 (Unaudited)
and December 31, 1999                                            F-2

Consolidated Statements of Operations for the Three Months Ended
  September 30, 2000 and 1999 (Unaudited) and for the Nine
  Months Ended   September 30, 2000 and 1999 (Unaudited)         F-3

Consolidated Statements of Cash Flows for the Nine Months
  Ended September 30, 2000 and 1999 (Unaudited)                  F-4

Notes to the Consolidated Financial Statements (Unaudited)       F-5





                        INDEPENDENT ACCOUNTANT'S REPORT




To the Board of Directors
  and Shareholders
REII Incorporated and Subsidiaries
(A Delaware Corporation)
Naples, Florida


        We have reviewed the accompanying consolidated balance sheet of REII
Incorporated and Subsidiaries as of September 30, 2000, the related consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999, in accordance with standards established by the American Institute of Certified
Public Accountants. All information included in these consolidated financial statements is the responsibility of the Company's management.

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







Rochester, New York
  October 19, 2000
REII INCORPORATED AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida
                                     F-1

<TABLES>
___________________________________________________________________________
CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2000 (UNAUDITED)
AND DECEMBER 31, 1999
___________________________________________________________________________
                                           September 30,         December 31,
                                              2000                  1999

ASSETS

Revenue Producing Assets -
  Net of Accumulated Depreciation           $1,705,231           $ 750,763
Land Held for Investment                        24,000              24,000
Cash and Cash Equivalents                       13,508              19,439
Other Current Assets                             1,395               8,681
Tenant Escrow Account                           45,206              39,483
Office Property and Equipment -
  Net of Accumulated Depreciation                6,381               7,422
___________________________________________________________________________
Total Assets                                $1,795,721           $ 849,788
___________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Mortgages Payable - Banks                   $1,104,060           $ 524,919
Mortgages Payable - Stockholder                502,061             183,201
Accounts Payable and Accrued Expenses            9,058               4,319
Tenant Escrow Liability                         45,206              39,483
Due to Stockholder                              52,352              28,744
___________________________________________________________________________
Total Liabilities                            1,712,737             780,666
___________________________________________________________________________

Stockholders' Equity
Common Stock: $.001 Par; 20,000,000 Shares Authorized,
4,655,310 Shares Issued and Outstanding          4,655               4,655
Additional Paid-In Capital                     405,426             336,381
Deficit                                       (327,097)           (271,914)
___________________________________________________________________________
Total Stockholders' Equity                      82,984              69,122
___________________________________________________________________________

Total Liabilities and Stockholders' Equity  $1,795,721           $ 849,788
___________________________________________________________________________
                                    F-2

<TABLES>
REII INCORPORATED AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
___________________________________________________________________________

                                      Three Months          Nine Months
                                   Ended September 30,    Ended September 30,
                                     2000       1999       2000      1999
__________________________________________________________________________
Revenues
Rental Income                     $ 54,402    $ 28,461   $ 149,352  $ 87,806
Management Services                  4,073       5,913      13,765    18,698
Commissions                            ---         806         ---     5,006
Interest and Other                     126         ---         235       135
___________________________________________________________________________
Total Revenues                      58,601      35,180     163,352   111,645
___________________________________________________________________________

Expenses
Direct Expenses
Advertising                            561         790       1,108     1,033
Commissions and Management Fees      1,069       1,052       3,128     2,949
Depreciation                        14,493       6,630      42,422    19,821
Insurance                            3,855       2,421       9,939     7,265
Interest                            33,042      12,741      82,902    33,575
Real Estate Taxes                    6,661       4,815      19,982    14,445
Repairs and Maintenance             10,856       3,795      27,037    12,323
Utilities                              664         863       3,368     2,700
____________________________________________________________________________
Total Direct Expenses               71,201      33,107     189,886    94,111
____________________________________________________________________________
General and Administrative Expenses

Contributions                          ---         110         210      230
Depreciation and Amortization          523       5,010       1,569   14,853
Dues and Subscriptions               1,185         787       2,443    2,434
Licenses, Dues and Fees              1,137         330       6,515   12,034
Occupancy Expenses                     498       2,434       2,445    7,489
Office Supplies and Expense            322       1,272       1,586    2,418
Professional Fees                    3,499       1,625      10,304   11,052
Telephone                              949         737       2,898    2,617
Travel and Entertainment               ---         202         679      794
____________________________________________________________________________
Total General and
Administrative Expenses              8,113      12,507      28,649   53,921
____________________________________________________________________________
Total Expenses                      79,314      45,614     218,535  148,032
____________________________________________________________________________
Loss Before Provision for Taxes    (20,713)    (10,434)    (55,183) (36,387)
Provision for Taxes                    ---         ---         ---      ---
____________________________________________________________________________
Net Loss for the Period           $(20,713)    (10,434)    (55,183)$(36,387)
____________________________________________________________________________
Loss Per Common Share             $ (0.004)   $ (0.002)    $(0.012)$ (0.008)
____________________________________________________________________________
Weighted Average Number of Common
Shares Outstanding               4,655,310   4,655,310   4,655,310 4,655,310
____________________________________________________________________________

<TABLES>
REII INCORPORATED AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
____________________________________________________________________________
Nine Months Ended September 30,                 2000           1999
____________________________________________________________________________
Cash Flows from Operating Activities
Cash Received from Tenants                   $ 170,638      $ 114,478
Cash Paid to Suppliers                         (86,903)       (83,597)
Interest Paid                                  (82,902)       (33,575)
Income Taxes Paid                                  ---            ---
____________________________________________________________________________

Net Cash Flows from Operating Activities           833         (2,694)

Cash Flows from Investing Activities
Acquisition of Office Equipment                   (528)        (1,643)
Improvements to Income Producing Properties    (21,390)        (2,642)
____________________________________________________________________________
Net Cash Flows from Investing Activities       (21,918)        (4,285)
____________________________________________________________________________

Cash Flows from Financing Activities
Mortgage Refinancing                               ---         37,312

Stockholder Contribution                         3,545            ---
Repayment of Mortgages                         (11,999)        (7,072)
Change in Due to Stockholder                    23,608         (6,713)
____________________________________________________________________________
Net Cash Flows from Financing Activities        15,154          23,527
____________________________________________________________________________
Net Increase (Decrease) in Cash and
Cash Equivalents                                (5,931)         16,548

Cash and Cash Equivalents-Beginning of Period   19,439           4,993
____________________________________________________________________________
Cash and Cash Equivalents-End of Period       $ 13,508       $  21,541
____________________________________________________________________________

<TABLES>
RECONCILIATION OF NET LOSS TO NET CASH FLOWS FROM OPERATING ACTIVITIES
____________________________________________________________________________
Nine Months Ended September 30,                  2000           1999
____________________________________________________________________________
Net Loss                                       $(55,183)    $(36,387)

Adjustments:
Amortization                                         ---      13,400
Depreciation                                      43,991      21,274

Changes in Assets and Liabilities:
Other Current Assets                               7,286       2,833
Accounts Payable and Accrued Expenses              4,739      (3,814)
____________________________________________________________________________
Net Cash Flows from Operating Activities             833      (2,694)
____________________________________________________________________________

NON-CASH INVESTING AND FINANCING ACTIVITIES
____________________________________________________________________________
Acquisition of Revenue Producing Assets on March 15,2000:

   with Bank Mortgage Financing                $ 588,000       $ ---
   with Stockholder Notes Payable                322,000         ---
   with Stockholder Capital Contribution          65,500         ---
___________________________________________________________________________
      Total                                    $ 975,500       $ ---
___________________________________________________________________________

REII INCORPORATED AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________

Note A -        Basis of Presentation
        The condensed consolidated financial statements of REII Incorporated and Subsidiaries (the "Company") included herein have been prepared by the
Company, without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission (the "SEC").  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the
Company believes that the disclosures are adequate so that the information presented is not misleading.  These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Form 10-KSB, and other reports filed with the SEC.

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

Note C -        Other Matters
        The Company has an agreement represented by a Letter of Intent to purchase 14 residential rental properties from Garfield Ricketts, a majority stockholder.  Purchase price upon acquisition will be the properties' market value, based on independent appraisals.  Market value of the 14 properties is currently approximately $1,100,000 based on Multiple Listing Service's market analysis, which tracks sales prices of comparable properties within the area.  Terms of the agreement require the Company to assume, refinance, or pay off the balance due on the first mortgages on the properties of approximately $543,000 as of September 30, 2000, and pay the balance of the market value to Garfield Ricketts in cash or other form of payment acceptable to him.  All properties to be acquired will be subject to updated independent property appraisals.

        Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

REII Incorporated and Subsidiaries
_____________________________________________________________________________

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

Financial Condition and Liquidity

The Company's long-term debt to capital (long-term debt and stockholders' equity) ratio at September 30, 2000 and December 31, 1999 was 95.1% and
91.1%, respectively.

The Company's source of working capital is from rental operating activities and prior capital contributions from stockholders. The Company has not borrowed any moneys from financial institutions for working capital needs.
All debts of the Company are first mortgages on income producing properties.

Net cash provided by operating activities for the nine month periods ended
September 30, 2000 and 1999 was $833 and negative $2,694, respectively. The negative cash flows in 1999 was primarily due to payment of current liabilities.

Management of the Company believes that there are no commitments, uncertainties, or contingent liabilities that will have a materially adverse effect on the consolidated financial position or future results of operations of the Company.

Impact of the Year 2000 Issue

The Company has not experienced any material Year 2000 issues internally, nor with key suppliers or customers, and it appears that such organizations have successfully transitioned to the Year 2000. However, there can be no assurance that problems will not arise for the Company, its suppliers, its customers, or others with whom the Company does business later in 2000. The
Company intends to continue to monitor its compliance, as well as the compliance of others whose operations are material to the Company's business.

REII Incorporated and Subsidiaries
____________________________________________________________________________

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

Capital expenditures for improvements to income producing properties during the nine month periods ended September 30, 2000 and 1999 totaled $21,390 and $2,642, respectively.

Capital expenditures for office equipment additions during the nine month periods ended September 30, 2000 and 1999 totaled $528 and $1,643, respectively.

The Company has an agreement represented by a Letter of Intent to purchase
14 residential rental properties from Garfield Ricketts, a majority stockholder. Purchase price upon acquisition will be the properties' market value, based on independent appraisals. Market value of the 14 properties is currently approximately $1,100,000, based on Multiple Listing Service's market analysis, which tracks sales prices of comparable properties within the area. Terms of the agreement require the Company to assume, refinance, or pay off the balance due on the first mortgages on the properties of approximately $543,000 as of September 30, 2000, and pay the balance of the market value to Garfield Ricketts in cash or other form of payment acceptable to him. All properties to be acquired will be subject to updated independent property appraisals.

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

<TABLES>
REII INCORPORATED AND SUBSIDIARIES
____________________________________________________________________________
Results of Operations

The following table sets forth for the periods indicated, the percentages which selected items in the Company's Statements of Operations bear to total revenues:
_____________________________________________________________________________
                                  Three Month Period    Nine Month Period
                                  Ended September 30,   Ended September 30,
                                    2000       1999       2000      1999
____________________________________________________________________________
Revenues
Rental Income                       92.8%       80.9%     91.4%     78.6%
Management Services                  7.0%       16.8%      8.4%     16.8%
Commissions                          0.0%        2.3%      0.0%      4.5%
Interest and Other                   0.2%        0.0%      0.2%      0.1%
____________________________________________________________________________
Total Revenues                     100.0%      100.0%    100.0%    100.0%
____________________________________________________________________________

Expenses
Direct Expenses:
Depreciation                        24.7%       18.8%     26.0%     17.8%
Interest                            56.4%       36.2%     50.7%     30.1%
Real Estate Taxes                   11.4%       13.7%     12.2%     12.9%
Repairs and Maintenance             18.5%       10.8%     16.6%     11.0%
Utilities                            1.1%        2.5%      2.1%      2.4%
Insurance                            6.6%        6.9%      6.1%      6.5%
Other Direct Expenses                2.8%        5.2%      2.6%      3.6%
____________________________________________________________________________
Total Direct Expenses              121.5%       94.1%    116.3%     84.3%
____________________________________________________________________________

General and Administrative
  Expenses:
Office Occupancy Expense             0.9%        6.9%      1.5%      6.7%
Office Supplies and Expense          0.5%        3.6%      1.0%      2.2%
Professional Fees                    6.0%        4.6%      6.3%      9.9%
Telephone                            1.6%        2.1%      1.8%      2.3%
Dues and Subscriptions               2.0%        2.2%      1.5%      2.2%
Licenses, Dues, and Fees             1.9%        1.0%      4.0%     10.8%
Travel and Entertainment             0.0%        0.6%      0.4%      0.7%
Other Administrative Expenses        0.9%       14.6%      1.0%     13.5%
____________________________________________________________________________
Total General and
  Administrative Expenses           13.8%       35.6%     17.5%     48.3%
____________________________________________________________________________
Total Expenses                     135.3%      129.7%    133.8%    132.6%
____________________________________________________________________________
Loss Before Provision for Taxes    (35.3)%     (29.7)%   (33.8)%  (32.6)%
Provision for Taxes                  0.0%        0.0%      0.0%     0.0%
____________________________________________________________________________
Net Loss                          (35.3)%      (29.7)%   (33.8)%  (32.6)%
____________________________________________________________________________

REII INCORPORATED AND SUBSIDIARIES
____________________________________________________________________________
Nine Months Ended September 30, 2000 Compared With Nine Months Ended
September 30, 1999

Net Loss
The Company reported a net loss of $55,183 for the nine months ended
September 30, 2000, compared to a net loss of $36,387 for the nine months ended September 30, 1999. The losses are primarily due to expenses incurred to acquire additional revenue producing assets, depreciation and maintenance of the revenue producing assets, and the write off in 1999 of organization costs in accordance with the American Institute of Certified Public
Accountant's Statement of Position 98-5 on reporting the costs of start-up activities.

Revenues
Total revenues for the nine months ended September 30, 2000 increased by $51,707 (46.3%) to $163,352 from $111,645 for the nine months ended
September 30, 1999. The increase was due primarily to rental income received from the addition of seven (7) new rental properties, which were acquired in March, 2000.

Direct Expenses
Direct expenses for the nine months ended September 30, 2000 increased by $95,775 (101.8%) to $189,886 (116.3% of total revenues) from $94,111 (84.3%
of total revenues) for the nine months ended September30, 1999. The increase was due primarily to the addition of the new rental properties in March 2000.

General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2000 decreased by $25,272 (46.9%) to $28,649 (17.5% of total revenues) from $53,921 (48.3% of total revenues) for the nine months ended September 30, 1999. The decrease was due primarily to fees paid to refinance two mortgages in 1999 that were not incurred in 2000, write-off of organizational costs in 1999 in accordance with the American Institute of Certified Public Accountant's Statement of Position 98-5 on reporting the costs of start-up activities that was not incurred in 2000, and the elimination of office rent expense included in occupancy expenses due to the acquisition of the office building in March 2000.

Income Taxes
There were no provisions for income tax for the nine months ended September
30, 2000 and 1999 because the Company was operating at a loss.

Three Months Ended September 30, 2000 Compared With Three Months Ended
September 30, 1999

Net Loss
The Company reported a net loss of $20,713 for the three months ended
September 30, 2000, compared to a net loss of $10,434 for the three months ended September 30, 1999. The losses are primarily due to depreciation and maintenance of the revenue producing assets, interest on long-term debt, and amortization.

Revenues
Total revenues for the three months ended September 30, 2000 increased by $23,421 (66.6%) to $58,601 from $35,180 for the three months ended September
30, 1999. The increase was due primarily to rental income received from the addition of seven (7) new rental properties, which were acquired in March, 2000.

Direct Expense
Direct expenses for the three months ended September 30, 2000 increased by $38,094 (115.1%) to $71,201 (121.5% of total revenues) from $33,107 (94.1%
of total revenues) for the three months ended September 30, 1999. The increase was due primarily to the addition of the new rental properties in March 2000.

General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2000 decreased by $4,394 (35.1%) to $8,113 (13.8% of total revenues) from $12,507 (35.6% of total revenues) for the three months ended September 30, 1999. The decrease was due primarily to write-off of organizational costs in 1999 in accordance with the American Institute of Certified Public
Accountant's Statement of Position 98-5 on reporting the costs of start-up activities that was not incurred in 2000 and the elimination of office rent expense included in occupancy expenses due to the acquisition of the office building in March 2000.

Income Taxes
There were no provisions for income tax for the three months ended September
30, 2000 and 1999 because the Company was operating at a loss.

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

Dated August 9, 2000

BAP ACQUISITION CORP

by /s/ Garfield Ricketts              by /s/ Una M. Ricketts
-------------------------            ------------------------
Garfield Ricketts-President          Una M. Ricketts-Secretary/Treasurer

