Form 10KSB
period 2000-12-31
REII INC
filed 2001-03-23
CIK 743241

UNITED STATES

			SECURITIES AND EXCHANGE COMMISSION

			       WASHINGTON, D,C 20549

                                   FORM 10-KSB

		  [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) THE
			   SECURITIES EXCHANGE ACT OF 1934

                      For the Fiscal Year Ending December 31, 2000

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

                        Yes [X]                    No  [ ]

   As of December 31, 2000  4,655,310 shares of common stock were outstanding

			    TABLE OF CONTENTS
			  _______________________
				 PART 1                          Page
 ITEM 1 Description of Business                                   1
	Competition                                               2
	Mergers and/or Acquisition opportunities                  3
	Facilities                                                3
	Employees                                                 4
	Industry Segments                                         4
	Government Regulations                                    4
 ITEM 2 Description Of Property                                   4
 ITEM 3 Legal Proceedings                                         5
 ITEM 4 Submission of Matters to a Vote of Security Holders       5

				 PART 11
 ITEM 1 Market for Common Equity and Related Stockholder Matters  5
 ITEM 2 Independent Auditor Report                               F-1
        Financial Report                                         F-2
        Notes to Consolidated Financial Statements               f7-17
 ITEM 3 Management's Discussion and Analysis of Financial
        Condition and results of Operations                      F-18
 ITEM 4 Changes In Disagreements with accountants on Accounting
	and Financial Matters                                    22

				 PART 111

 ITEM 1 Directors, Executive Officers, Promoters, and Control
	Persons                                                  23
 ITEM 2 Executive Compensation                                   24
 ITEM 3 Security Ownership of Certain Beneficial Owners and
	Management                                               26
 ITEM 4 Certain Relationships and Related Transactions           26

				 PART IV

 ITEM 1 Exhibits and reports on Form 8-K                         28
       Signatures                                                28
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

REI has an agreement in principal represented by a Letter of Intent dated January 15, 1996 to acquire an additional 26 residential rental Properties and one commercial office property held by the former REI shareholder,
				  -1-

Mr. Ricketts. The properties are valued at approximately $2.5 million dollars. In the event of such an acquisition should occur, the current book value of the Company is projected to increase by approximately $1.2 million dollars. Based on current rental income the gross annual income of the Company would increase three fold. However an increase in gross income does not necessarily equate to enhanced net income or profitability. At present, in order to complete the acquisition of 26 residential rental properties and the commercial property from former REI shareholders, the Company must either qualify to assume the existing mortgages, arrange for new mortgages, or pay cash for the properties being acquired.
There is no assurance that the Company will be able to raise cash, assume mortgages, or arrange the financing required in order to exercise its rights pursuant to the Letter of Intent dated January 5, 1996. All the properties being acquired currently have sufficient net cash flow derived from rental income to service existing or new mortgages. At present the Company does not have in place any policies, procedures or controls with respect to entering into future transactions with it Officers, Directors, Shareholders, or other related parties. However, it is anticipated that once the 26 residential rental properties and the commercial property are acquired that no other such transactions will be entered into with related parties. Five of these properties have been acquired in the fourth quarter of 1998, thereby leaving the amount of properties to be acquired to be 21 residential rental properties and one commercial property.

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

COMPETITION

The Company is a relatively new entrant to the residential rental market in Florida, but since rental properties in the moderate income range in the markets where the Company owns and manages properties are at a premium the Company is able to compete. In Southwest Florida market, the Company's prime operating area, trends indicate a continuing short supply of residential properties available to service the non-tourist rental market demand. Only 200 additional apartments are currently being built each year, however current studies indicate that a minimum of 2500 rental units will be required over the next 5 years. Assuming 200 units per year continue to be built, it would take over 12 years before current demand could be supplied. As a result it is anticipated that the continuing small growth rate will leave the residential rental market under supplied for the foreseeable future, as well as rental income at a premiums However, no assurance can be made that such a shortage will continue to exist at such time as the Company expands into the market or if any expansion at all will occur. The Company is in no way exempt from competition and there is always the possibility that major national developers will enter the market and accelerate the production of
				  -2-
non-tourist residential rental units that will directly compete with the Company's expansion plan. Accelerated development could also have a material effect on the rental income the Company generates and the Company may have to lower its rental rates in order to compete. Information regarding the current short supply of non-tourist residential rental properties in the moderate income range is a result of the Company's study of the marketplace where the Company has relied on information and statistics generated by Boards of Realtors and Local Governments including planning and zoning departments.

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

	1110 SE 9th Court,
	Cape Coral, FL 33393:- a Duplex containing two 2 Bedroom, 2 bathroom living units

	1009 SE 9th Avenue;
	Cape Coral, FL 33393:- a Duplex containing two 2 Bedroom, 2 bathroom living units.

	5247-5249 24th Avenue SW,
	Golden Gate, FL 34116: a Duplex containing two 2 Bedroom, 2 bathroom Living Units.

        1743 54th Street, SW,
        Golden Gate, FL 34116: a Single family residence containing 4 Bedrooms, 2 bathrooms.

        2620 Santa Barbara Blvd.
        Golden Gate, FL 34116: a triplex containing three 2 Bedroom 1 Nathroom Living Units.

        2700 Santa Barbara Blvd.
        Golden Gate. FL 34116: a Triplex containing three 2 Bedroom 1 Bathroom Living units.

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

	FINANCIAL REPORTS
	AT
	DECEMBER 31, 2000 AND 1999

        REII INCORPORATED AND SUBSIDIARIES
        (A DELAWARE CORPORATION)
        Naples, Florida


                        TABLE OF CONTENTS


 Independent Auditors' Report                                F-1
 Consolidated Balance Sheets at December 31, 2000 and 1999   F-2
 Consolidated Statements of Changes in Stockholders' Equity
 for the Years Ended December 31, 2000, 1999 and 1998        F-3
 Consolidated Statements of Operations for the Years Ended
 December 31, 2000, 1999 and 1998                             F-4
 Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2000, 1999 and 1998                             F-5 - F-6
 Notes to the Consolidated Financial Statements               F-7 - F-17

        INDEPENDENT AUDITORS' REPORTS



To the Board of Directors
REII Incorporated and Subsidiaries
(A Delaware Corporation)
Naples, Florida


	We have audited the accompanying consolidated balance sheets of REII Incorporated and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of changes in stockholders' equity, operations and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of REII Incorporated and Subsidiaries as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.





/s/ Rotenberg & Company, LLP

Rotenberg & Company, LLP
Rochester, New York
  February 12, 2001

REII INCORPORATED AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida

________________________________________________________________________
CONSOLIDATED BALANCE SHEETS
_________________________________________________________________________
                                                        December 31,
                                                   2000             1999
ASSETS

Revenue Producing Assets -
  Net of Accumulated Depreciation            $ 1,219,018        $ 750,763
Land Held for Investment                          24,000           24,000
Cash and Cash Equivalents                         18,113           19,439
Other Current Assets                               7,216            8,681
Tenant Escrow Account                             34,098           39,483
Office Property and Equipment -
  Net of Accumulated Depreciation                  5,858            7,422
_________________________________________________________________________
Total Assets                                 $ 1,308,303        $ 849,788

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Mortgages Payable - Banks                     $  784,983        $ 524,919
Mortgages Payable - Stockholder                  365,943          183,201
Accounts Payable and Accrued Expenses             17,546            4,319
Tenant Escrow Liability                           34,098           39,483
Due to Stockholder                                55,580           28,744
_________________________________________________________________________
Total Liabilities                            $ 1,258,150        $ 780,666
_________________________________________________________________________

Stockholders' Equity
Common Stock:
$.001 Par; 20,000,000 Shares Authorized,
  4,655,310 Shares Issued and Outstanding          4,655            4,655
Additional Paid-In Capital                       405,426          336,381
Deficit                                         (359,928)        (271,914)
_________________________________________________________________________
Total Stockholders' Equity                        50,153           69,122
_________________________________________________________________________
Total Liabilities and Stockholders' Equity   $ 1,308,303        $ 849,788

<TABLES>
REII INCORPORATED AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
_________________________________________________________________________

                                      Common
                                      Stock             Additional
Total
                                     $.001 Par           Paid-In
Stockholders'
                                     Shares     Value   Capital   Deficit
Equity
Balance January 1,1998 4,655,310     $ 4,655 $ 336,381 $(210,152) $130,884
_________________________________________________________________________
Net Loss - 1998 -                        ---      ---    (15,912) (15,912)
_________________________________________________________________________

Balance December 31,1998  4,655,310    4,655   336,381  (226,064) 114,972
_________________________________________________________________________

Net Loss - 1999 -                        ---       ---   (45,850) (45,850)
_________________________________________________________________________

Balance December 31,1999 4,655,310     4,655   336,381  (271,914)  69,122
_________________________________________________________________________

Acquisition of Subsidiary - RENI        ---        ---    69,045      ---               69,045
_________________________________________________________________________

Net Loss - 2000 -                        ---       ---   (88,014)  (88,014)
_________________________________________________________________________

Balance December 31,2000  4,655,310  $ 4,655  $405,426  (359,928) $ 50,153
_________________________________________________________________________

REII INCORPORATED AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida
_________________________________________________________________________
CONSOLIDATED STATEMENTS OF OPERATIONS
_________________________________________________________________________

                                              Years Ended December 31,
                                         2000         1999          1998
Revenues
Rental Income                           $ 195,752   $ 115,714    $ 56,565
Management Services                        17,535      25,252      23,213
Commissions                                   ---       5,006      12,665
_________________________________________________________________________
Total Revenues                            213,287     145,972      92,443
_________________________________________________________________________
Expenses
Direct Expenses
Depreciation                               53,864      26,606       8,810
Interest                                  112,068      47,123      15,341
Real Estate Taxes and Insurance            34,021      23,868      14,474
Repairs and Maintenance                    35,485      15,492      11,076
Other Direct Expenses                      10,076       8,480       7,489
_________________________________________________________________________
Total Direct Expenses                     245,514     121,569      57,190
_________________________________________________________________________
General and Administrative Expenses

Depreciation and Amortization               2,093      19,804     10,899
Occupancy Expenses                          3,351      10,138     10,384
Other General and Administrative Expenses  33,175      40,446     30,092
_________________________________________________________________________
Total General and Administrative Expenses  38,619      70,388     51,375
_________________________________________________________________________
Total Expenses                            284,133     191,957    108,565
_________________________________________________________________________
Loss Before Other Income and (Expenses)   (70,846)    (45,985)   (16,122)

Other Income and (Expenses)
Interest and Other Income                     286         135        210
Loss on Sale of Revenue Producing Assets  (17,454)         ---       ---
_________________________________________________________________________
Loss Before Provision for Taxes           (88,014)    (45,850)   (15,912)

Provision for Taxes                           ---          ---        ---
_________________________________________________________________________
Net Loss                                $ (88,014)  $ (45,850)  $(15,912)
_________________________________________________________________________

Weighted Average Number of
Common Shares Outstanding                4,655,310  4,655,310   4,655,310

Loss per Common Share
Basic and Diluted                        $   (0.02)  $  (0.01)  $   (0.00)
_________________________________________________________________________
                                      F-4
PAGE>


REII INCORPORATED AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida
_________________________________________________________________________
CONSOLIDATED STATEMENTS OF CASH FLOWS
_________________________________________________________________________
                                           Years Ended December 31,
                                            2000        1999       1998
Cash Flows from Operating Activities

Net Loss                                 $ (88,014)  $(45,850)  $(15,912)

Adjustments to Reconcile Net Loss

 to Net Cash Flows from Operating Activities:

Amortization                                   ---     17,867      9,322
Depreciation                                55,957     28,543     10,387
Loss on Sale of Revenue Producing Assets    17,454        ---        ---
_________________________________________________________________________
Changes in Assets and Liabilities:

Other Current Assets                         1,530     (3,328)    (2,385)
Accounts Payable and Accrued Expenses       13,227     (1,393)    (9,423)
_________________________________________________________________________
Net Cash Flows from Operating Activities       154     (4,161)    (8,011)
_________________________________________________________________________
Cash Flows from Investing Activities

Acquisition of Office Equipment               (529)    (1,643)    (2,430)
Improvements to Income Producing Properties(25,386)    (4,437)    (8,073)
_________________________________________________________________________
Net Cash Flows from Investing Activities   (25,915)    (6,080)   (10,503)
_________________________________________________________________________
Cash Flows from Financing Activities

Mortgage Refinancing                           ---     37,312        ---
Proceeds from Sale Revenue
Producing Assets                           144,047        ---        ---
Repayment of Mortgages                    (149,993)    (9,620)    (4,705)
Capital Contribution                         3,545        ---        ---
Change in Due to Stockholder                26,836     (3,005)    14,726
_________________________________________________________________________
Net Cash Flows from Financing Activities    24,435     24,687     10,021
_________________________________________________________________________
Net Increase (Decrease) in Cash
and Cash Equivalents                        (1,326)    14,446     (8,493)

Cash and Cash Equivalents Beginning of Year 19,439      4,993     13,486
_________________________________________________________________________
Cash and Cash Equivalents - End of Year   $ 18,113   $ 19,439    $ 4,993
_________________________________________________________________________
                                        F-5                                        5


REII INCORPORATED AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida

_________________________________________________________________________
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
_________________________________________________________________________
                                          Years Ended December 31,
                                             2000       1999       1998

SUPPLEMENTARY DISCLOSURES

Interest Paid                              $ 112,068  $ 47,123   $ 15,341

Income Taxes Paid                          $     ---  $    ---   $    ---

NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of Subsidiary - RENI:

   with Bank Mortgage Financing            $ 588,000   $    ---   359,100
   with Stockholder Notes Payable            322,000        ---   184,900
   with Stockholder Capital Contribution      65,500        ---       ---
_________________________________________________________________________
      Total                                $ 975,500   $    --- $ 544,000
_________________________________________________________________________

Disposal of Revenue Producing Assets:

   Reduction of Bank Mortgage Financing    $ 316,638   $    --- $     ---
   Net Book Value of Disposed Revenue
   Producing Assets                        $ 478,767   $    --- $     ---
_________________________________________________________________________

REII INCORPORATED AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida

_________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________


Note A -	Nature of Operations and Summary of Significant Accounting
Policies
	Nature of Operations
	The business was incorporated on August 24, 1994 under the laws of the state of Delaware.  The principal business activity is carried on through the wholly owned subsidiaries, Ricketts Enterprises International,
Inc. (REI) and Ricketts Enterprises of Naples, Inc. (RENI), both of which are Florida Corporations.  REI is a duly licensed real estate corporation in the state of Florida and is presently active in the ownership, management, and sale of residential real estate in the states of Florida, Texas, and New
York.  RENI is a duly licensed real estate corporation in the state of
Florida and is presently active in the ownership, management, and sale of residential real estate in the state of Florida.

	Principles of Consolidation
	The consolidated financial statements include the accounts of the Company and its subsidiaries, Ricketts Enterprises International, Inc. and
Ricketts Enterprises of Naples, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

	Segment Data, Geographic Information, and Significant Customers
	The Company operates in the rental real estate industry and receives rental revenues from third party tenants located in Florida and Texas.
Approximately 85% of revenues are from rental operations, 15% from commissions and management fees, and less than 1% from interest and other income.

	Method of Accounting
	The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

	Use of Estimates
	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from those estimates.

	Concentrations of Credit Risk
	Financial instruments which potentially expose the Company to significant concentrations of credit risk consist principally of bank deposits and rents receivable. Cash is placed primarily in high quality short term interest bearing financial instruments. The Company performs evaluations of its clients' financial condition and timely collection procedures on rents receivable.

	Fair Value of Financial Instruments
	The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximated fair value as of December 31, 2000 and 1999 because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, approximated fair value as of December 31, 2000 and 1999 based upon current market rates for the same or similar debt issues.

				- continued -

REII INCORPORATED AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________


Note A -	Nature of Operations and Summary of Significant Accounting
Policies - continued

	Cash and Cash Equivalents
	Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The company maintains cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts

	Rents Receivable
	The Company performs evaluations of its clients' financial conditions and collectibility of rents receivable. No allowance for uncollectible accounts has been provided, as management believes that all accounts are collectible. Rents receivable are included in the balance sheet in other current assets.

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

	Long-Lived Assets
	The Revenue Producing Assets are considered long-lived assets and are reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition in determining their fair value. When required, impairment losses on assets to be held and used are recognized based on the difference between the fair value and the carrying amount of the assets. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

				- continued -

REII INCORPORATED AND
SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________


Note A -	Nature of Operations and Summary of Significant Accounting
Policies - continued

	Organization Costs and Amortization
	Organization costs that were capitalized in 1995 from the acquisition of REI, one of the Company's wholly owned subsidiaries, were written off to expense in 1999 in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 on reporting the costs of start-up activities. The organization costs were formerly being amortized over five years. Amortization expense for the years ended
December 31, 2000, 1999, and 1998 was $-0-, $17,867, and $9,322,
respectively.

	Revenue Recognition
	Revenues from commissions and management services are recognized as services are rendered. Revenues from rental properties are recognized monthly based on agreed upon payments in month-to-month or one year term lease agreements.

	Net Loss Per Common Share
	Net loss per common share is computed in accordance with SFAS No.
128, "Earnings Per Share." Basic earnings per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for each period. Diluted earnings per share are identical to basic earnings per share for the periods presented since the Company has no stock options, warrants, or convertible securities.


	Income Taxes
	The Company accounts for income taxes in accordance with SFAS No.
109, "Accounting for Income Taxes," using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carryforwards. Deferred income tax expense represents the change in net deferred assets and liability balances.
The Company had no material deferred tax assets or liabilities for the periods presented.

	Reclassifications
	Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

Note B -	Land Held for Investment
	The Company owns three building lots zoned for duplexes on which it plans to build rental properties when construction and permanent financing can be arranged.  The land is recorded at cost on the balance sheet of
$24,000.

REII INCORPORATED AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________


Note C -	Revenue Producing Assets
	Revenue Producing Assets consisted of the following:

                                             December 31,
                                          2000          1999
Land                                  $  143,770     $ 101,620
Apartment Buildings                    1,158,715       709,365
Building Improvements                     31,724        12,510
                                     $ 1,334,209     $ 823,495
Less:  Accumulated Depreciation          115,191        72,732
_________________________________________________________________________
Net Revenue Producing Assets         $ 1,219,018     $ 750,763
_________________________________________________________________________
 Depreciation expense for the years ended December 31, 2000, 1999, and 1998 was $53,864, $26,606, and $8,810, respectively.

Note D -	Office Property and Equipment
	Office property and equipment are recorded at cost and consisted of the following:

                       December 31,     2000             1999
Office Equipment                      $ 12,661         $ 12,132
Office Furniture                         7,644            7,644
                                      $ 20,305         $ 19,776
Less:  Accumulated Depreciation         14,447           12,354
_________________________________________________________________________
Net Office Property and Equipment     $  5,858         $  7,422

	Depreciation expense for the years ended December 31, 2000, 1999, and 1998 was $2,093, $1,937, and $1,577, respectively.


REII INCORPORATED AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________


Note E -	Mortgages Payable
	Mortgages payable to banks consisted of the following:

                                                       December 31,
                                                      2000        1999
Midland Mortgage Company
Mortgage on property located at 4603 Orchard
Lane in Naples, Florida, due December 2020,
payable in monthly payments of $307 including
principal and interest at 10.00%.                   $ 21,033   $ 22,534

Fleet Mortgage Group Mortgage on property
located at 5238-40 Hardee Street in Naples,
Florida, due December 2020, payable in monthly
payments of $256 including principal and interest
at 9.50%.                                             17,663     18,982

Chase Manhattan Mortgage Corporation Mortgage
on property located at 5450 Hardee Street in
Naples, Florida, due December 2020, payable in
monthly payments of $426 including principal
and interest at 12.00%.                               34,480     35,392

Washington Mutual Bank Mortgage on property
located at 5326 Jennings Street in Naples,
Florida, due March 2029, payable in monthly
payments of $378 including principal and
interest at the bank's index plus 2.90%
(effective rate of 9.028% at December 31, 2000).
Mortgage was formerly privately held by an
independent third party and was refinanced in
April 1999.                                           46,270     46,629

Mortgage on property located at 5330 Jennings
Street in Naples, Florida, due March 2029,
payable in monthly payments of $370 including
principal and interest at the bank's index
plus 2.90% (effective rate of 9.028% at
December 31, 2000). Mortgage was formerly
privately held by an independent third party and
was refinanced in April 1999.                         45,249     45,600


                             - continued -

<ABLE>
REII INCORPORATED AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________


Note E -	Mortgages Payable - continued

                                                           December 31,
                                                        2000       1999
Washington Mutual Bank - continued

Mortgage due on property located at 5247-49 24th
Avenue SW in Naples, Florida, due January 2029,
payable in monthly payments of $597 including
principal and interest at the bank's index plus
2.50% (effective rate of 8.628% at December 31,2000).$75,609    $76,303

Mortgage due on property located at 1110 SE
9th Court in Cape Coral, Florida, due January 2029,
payable in monthly payments of $415 including
principal and interest at the bank's index plus
2.50% (effective rate of 8.628% at December 31,2000). 53,537     54,103

Mortgage due on property located at 1009 SE
9th Avenue in Cape Coral, Florida, due January 2029,
payable in monthly payments of $456 including
principal and interest at the bank's index plus
2.50% (effective rate of 8.628% at December 31,2000). 57,722     58,218

Mortgage due on property located at 205 SW 33rd
Street in Cape Coral, Florida, due January 2029,
payable in monthly payments of $493 including
principal and interest at the bank's index plus
2.45% (effective rate of 8.578% at December 31,2000). 62,658     63,118

Mortgage due on property located at 222 Willoughby
Drive in Naples, Florida, due January 2029, payable
in monthly payments of $811 including principal
and interest at the bank's index plus 2.45%
(effective rate of 8.578% at December 31, 2000).     103,146    104,040

Mortgage due on property located at 2620 Santa
Barbara Boulevard in Naples, Florida, due February
2030, payable in monthly payments of $839 including
principal and interest at the bank's index plus
2.85% (effective rate of 8.933% at December 31,2000).104,266         ---

                                   - continued -


REII INCORPORATED AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________


Note E -	Mortgages Payable - continued

                                                         December 31,
                                                        2000       1999
Washington Mutual Bank - continued

Mortgage due on property located at 2700 Santa
Barbara Boulevard in Naples, Florida, due February
2030, payable in monthly payments of $839 including
principal and interest at the bank's index plus
2.85% (effective rate of 8.933% at December 31,2000).104,266    $  ---

Mortgage due on property located at 1743 54th
Street SW in Naples, Florida, due February 2030,
payable in monthly payments of $475 including
principal and interest at the bank's index plus 2.85%
(effective rate of 8.933% at December 31, 2000).      59,084        ---
_________________________________________________________________________
Total Mortgages Payable - Banks                    $ 784,983  $ 524,919

	Mortgages payable to stockholder consisted of the following:

                                                         December 31,
                                                        2000      1999

Garfield Ricketts
Mortgage due on property located at 5247-49 24th
Avenue SW in Naples, Florida, payable in monthly
payments of $253 including principal and interest
at 7%.  Balloon payment is due January 2004.        $ 37,271   $ 37,647

Mortgage due on property located at 1110 SE 9th
Court in Cape Coral, Florida, payable in monthly
payments of $229 including principal and
interest at 7% Balloon payment is due January 2004.   33,758     34,099

Mortgage due on property located at 1009 SE 9th
Avenue in Cape Coral, Florida, payable in monthly
payments of $201 including principal and
interest at 7%.Balloon payment is due January 2004.   29,621     29,920

Mortgage due on property located at 205 SW 33rd
Street in Cape Coral, Florida, payable in monthly
payments of $208 including principal and
interest at 7%. Balloon payment is due January 2004.  30,700     31,009

                              - continued -

REII INCORPORATED AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________


Note E -	Mortgages Payable - continued

                                                          December 31,
                                                        2000       1999
Garfield Ricketts - continued

Mortgage due on property located at 222 Willoughby
Drive in Naples, Florida, payable in monthly payments
of $339 including principal and interest at 7%.
Balloon payment is due January 2004.                $ 50,021   $ 50,526

Mortgage due on property located at 2620 Santa
Barbara Boulevard in Naples, Florida, due February
2030, payable in monthly payments of $315 including
principal and interest at 7.5%.                       44,762       ---

Mortgage due on property located at 2700 Santa
Barbara Boulevard in Naples, Florida, due February
2030, payable in monthly payments of $315 including
principal and interest at 7.5%.                       44,762       ---

Mortgage due on property located at 1743 54th
Street SW in Naples, Florida, due February 2030,
payable in monthly payments of $178 including
principal and interest at 7.5%.                       25,365       ---

Mortgage due on property located at 1051 Fifth
Avenue North in Naples, Florida, due March 2030,
payable in monthly payments of $489 including
principal and interest at 7.5%.                       69,683       ---
_________________________________________________________________________
Total Mortgages Payable - Stockholder             $  365,943  $ 183,201

	Aggregate annual maturities of mortgages for the five years succeeding December 31, 2000 are as follows:

                                2001      2002     2003     2004      2005
                              $ 14,476 $ 15,142 $ 16,532 $ 189,671 $ 16,880

	Interest expense for the years ended December 31, 2000, 1999, and 1998 was $112,068, $47,123, and $15,341, respectively.

REII INCORPORATED AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________

Note F -	Related Party Transactions
	The Company rented the office building for its corporate
headquarters located in Naples, Florida for $575 per month, based on a month-to-month agreement from Garfield Ricketts, a 62% stockholder.  The
Company acquired the office building in March 2000, with the acquisition of
RENI.  Rent expense for the years ended December 31, 2000, 1999 and 1998 was
$1,065, $6,900, and $6,900, respectively, and is included in occupancy expenses.

	The Company provides real estate management services for Garfield
Ricketts, a 62% stockholder, which includes the collection of rents for his personal rental properties and the disbursement of related expenses. The
Company receives 10% of the gross rents collected for this service.
Amounts received in 2000, 1999 and 1998 were $6,353, $16,235, and $18,032,
respectively.  	Due to Stockholder represents amounts owed to Garfield
Ricketts for collection of rents on his personal properties.

Note G -	Income Taxes
	The Company has $164,854 of net operating loss carryforwards for federal tax purposes as of December 31, 2000, which are available to offset future taxable income and expire during the years 2012 through 2020.

Note H -	Acquisition of Assets
	2000 Acquisitions
	On March 15, 2000, the Company acquired 100% of the issued and outstanding common shares of Ricketts Enterprises of Naples, Inc. ("RENI").
RENI was formed on December 7, 1999 under the laws of the State of Florida by two of REII's stockholders, Garfield Ricketts, a 62% stockholder, and Una
Ricketts, a 15% stockholder.  The acquisition was made for the purpose of acquiring six (6) residential rental properties and one (1) commercial office property.  RENI's purchase price of $975,500 was based on the total market value of the seven (7) properties, established by an independent appraiser.  The acquisition was financed with bank mortgages in the amount of $588,000, mortgages to Garfield Ricketts in the amount of $322,000, and a capital contribution from Garfield Ricketts of $65,500.  Financial data of the seven (7) properties consisted of the following:

                                                Years Ended December 31,
                                                 2000     1999     1998
                                                  C>
Rental Income   $                               98,268 $ 108,661 $100,667
Comparable Expenses                             41,191    40,386   43,251
_________________________________________________________________________
Subtotal                                      $ 57,077 $  68,275 $ 57,416
Non-Comparable Expenses                         67,693    55,947   58,772
_________________________________________________________________________
Net Income (Loss)	$  (10,616)	$   12,328	$    (1,356)
_________________________________________________________________________

				- continued -

REII INCORPORATED AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________


Note H -	Acquisition of Assets - continued

	1998 Acquisitions
	On December 18, 1998, REI acquired five (5) of the residential rental properties at a cost equal to the market values established by an independent appraiser, totaling $544,000. The acquisition was financed with bank mortgages in the amount of $359,100 and mortgages to Garfield Ricketts in the amount of $184,900. Financial data of the five (5) properties consisted of the following:

Years Ended December 31,                     2000         1999       1998
Rental Income                             $ 57,469      $ 54,970   $ 54,212
Comparable Expenses                         26,201        22,583     31,133
_________________________________________________________________________
Subtotal                                  $ 31,268      $ 32,387   $ 23,079
Non-Comparable Expenses                     50,623        31,003     33,522
_________________________________________________________________________
Net Income (Loss)                        $ (19,355)     $  1,384   $(10,443)

	Potential Acquisitions
	REI entered into an agreement represented by a Letter of Intent dated January 15, 1996 to acquire and operate residential rental properties and one commercial office property owned by Garfield Ricketts, a 62% stockholder.

	There are approximately 13 residential rental properties left to be acquired by REI from Garfield Ricketts. The properties are valued at approximately $1,130,000, based on Multiple Listing Service's market analysis which tracks sales prices of comparable properties within the area.
Acquisition of the remaining properties will be completed when permanent financing can be arranged. Financial data of the 13 properties consisted of the following:

Years Ended December 31,                      2000        1999      1998
Rental Income                               $ 131,401  $ 118,370   117,159
Comparable Expenses                            81,679     53,922    53,889
__________________________________________________________________________
Subtotal                                     $ 49,722  $  64,448  $ 63,270
Non-Comparable                                 63,046     62,320    65,366
__________________________________________________________________________
Net Income (Loss)                           $ (13,324) $   2,128  $ (2,096)

	Non-comparable expenses include mortgage interest, depreciation, company expenses, and income taxes. Management believes that future estimated taxable operating results of the properties will approximate the results as shown above. Results could differ based on the financing structure used to acquire the properties. The Company is not aware of any material factors relating to the properties that could cause the above financial information not to be indicative of future operating results. The
Company does not intend to pay cash distributions from any positive cash flow that may be generated from the properties.
                                  F-16

REII INCORPORATED AND SUBSIDIARIES
(A DELAWARE CORPORATION)
Naples, Florida


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________


Note I -	Impact of the Year 2000 Issue
	The Company has not experienced any material Year 2000 issues internally, nor with key suppliers or customers, and it appears that such organizations have successfully transitioned to the Year 2000. However, there can be no assurance that problems will not arise for the Company, its suppliers, its customers, or others with whom the Company does business later in 2000 and beyond.  The Company intends to continue to monitor its compliance, as well as the compliance of others whose operations are material to the Company's business.

Note J -	Subsequent Events
	The Company is in the process of dissolving the RENI subsidiary.  On
January 1, 2001, RENI transferred ownership of all assets and liabilities of the property located at 1743 54th Street SW in Naples, Florida to REI.  On
January 2, 2001, RENI transferred ownership of all assets and liabilities of the property located at 1051 Fifth Avenue North in Naples, Florida to
Garfield Ricketts, a 62% stockholder.  On January 22, 2001, RENI sold the properties located at 2620 Santa Barbara Boulevard and 2700 Santa Barbara
Boulevard, both in Naples, Florida, to independent third parties.  The dissolution of RENI is expected to be completed in the first quarter of
2001, and does not have a material impact on the financial position or continuing operations of the Company.




REII INCORPORATED AND SUBSIDIARIES
_________________________________________________________________________

Item 3.  Management's Discussion and Analysis of Financial Condition and
Results of Operations

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


Financial Condition, Liquidity, and Contingent Liabilities

The Company's long-term debt to capital (long-term debt and stockholders' equity) ratio at December 31, 2000 and 1999 was 95.8% and 91.1%, respectively.

The Company's source of working capital is from rental operating activities and prior capital contributions from stockholders. The Company has not borrowed any moneys from financial institutions for working capital needs.
All debts of the Company are first mortgages on income producing properties.

Net cash provided by operating activities for 2000 was positive $154 compared to negative $4,161 and negative $8,011 in 1999 and 1998, respectively. The negative cash flow in 1999 and 1998 was primarily due to payment of current liabilities.

Management of the Company believes that there are no commitments, uncertainties, or contingent liabilities that will have a materially adverse effect on the consolidated financial position or future results of operations of the Company.

Impact of the Year 2000 Issue

The Company has not experienced any material Year 2000 issues internally, nor with key suppliers or customers, and it appears that such organizations have successfully transitioned to the Year 2000. However, there can be no assurance that problems will not arise for the Company, its suppliers, its customers, or others with whom the Company does business later in 2000 and beyond. The Company intends to continue to monitor its compliance, as well as the compliance of others whose operations are material to the Company's business.

REII INCORPORATED AND SUBSIDIARIES



Capital Expenditures and Financing Requirements

The Company acquired 100% of the issued and outstanding common shares of Ricketts Enterprises of Naples, Inc. ("RENI") on March 15, 2000. RENI was formed on December 7, 1999 under the law of the State of Florida by two of REII's stockholders, Garfield Ricketts, a 62% stockholder and Una Ricketts, a 15% stockholder, for the purpose of acquiring seven (7) rental real estate properties formerly owned by Garfield Ricketts. RENI's purchase price of $975,500 was based on the total market value of the seven (7) properties, established by an independent appraiser. The acquisition was financed with bank mortgages in the amount of $588,000, mortgages to Garfield, Ricketts in the amount of 322,000, and a capital contribution from Garfield Ricketts of $65,500.

The Company purchased five (5) residential rental properties from Garfield
Ricketts, a 62% stockholder, for $544,000 on December 18, 1998. The purchase price was based on the total of the properties' market values established by an independent appraiser. The acquisition was financed with bank mortgages in the amount of $359,100 and mortgages to Garfield Ricketts in the amount of $184,900.

There were no real property acquisitions or investments thereof during 1999.

Capital expenditures for improvements to income producing properties during 2000 totaled $25,386, compared to $4,437 and $8,073 in 1999 and 1998, respectively.

Capital expenditures for office equipment additions during 2000 totaled
$529, compared to $1,643 and $2,430 in 1999 and 1998, respectively.

Net cash provided by financing activities for 2000 was $24,435, compared to $24,687 and $10,021 in 1999 and 1998, respectively. Fluctuations include changes in amounts due to Garfield Ricketts, majority stockholder, for collection of rents on his personal properties, a capital contribution and proceeds from the sale of three (3) revenue producing assets in 2000, proceeds from the refinancing of two mortgages in 1999, and the repayment of mortgages.

The Company has an agreement represented by a Letter of Intent to purchase
13 residential rental properties from Garfield Ricketts, a majority stockholder. Purchase price upon acquisition will be the properties' market value, based on independent appraisals. Market value of the 13 properties is currently approximately $1,130,000, based on Multiple Listing Service's market analysis, which tracks sales prices of comparable properties within the area. Terms of the agreement require the Company to assume, refinance, or pay off the balance due on the first mortgages on the properties of approximately $508,000 as of December 31, 2000, and pay the balance of the market value to Garfield Ricketts in cash or other form of payment acceptable to him. All properties to be acquired will be subject to updated independent property appraisals.

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


REII INCORPORATED AND SUBSIDIARIES
_________________________________________________________________________

Results of Operations

The following table sets forth for the periods indicated, the percentages which selected items in the company's Statements of Operations bear to total revenues:

                                               Year Ended December 31,
                                            2000        1999        1998
                                                                     >C>
Revenues
Rental Income                               91.8%       79.3%       61.2%
Management Services                          8.2%       17.3%       25.1%
Commissions                                  0.0%        3.4%       13.7%
_________________________________________________________________________
Total Revenues                             100.0%      100.0%      100.0%
_________________________________________________________________________
Expenses
Direct Expenses:
Depreciation                                25.3%       18.2%        9.5%
Interest                                    52.5%       32.3%       16.6%
Real Estate Taxes and Insurance             16.0%       16.4%       15.6%
Repairs and Maintenance                     16.6%       10.6%       12.0%
Other Direct Expenses                        4.7%        5.8%        8.1%
_________________________________________________________________________
Total Direct Expenses                      115.1%       83.3%       61.7%
_________________________________________________________________________

General and Administrative Expenses:
Depreciation and Amortization                1.0%       13.6%       11.8%
Occupancy Expenses                           1.6%        6.9%       11.2%
Other General and Administrative Expenses   15.5%       27.7%       32.6%
_________________________________________________________________________
Total General and Administrative Expenses   18.1%       48.2%       55.6%
_________________________________________________________________________
Total Expenses                             133.2%      131.5%      117.4%
_________________________________________________________________________
Loss Before Other Income and (Expenses)   (33.2)%     (31.5)%     (17.4)%
_________________________________________________________________________
Other Income and (Expenses)
Interest and Other Income                    0.1%        0.1%        0.2%
Loss on Sale of Revenue Producing Assets   (8.2)%        0.0%        0.0%
_________________________________________________________________________
Loss Before Provision for Taxes           (41.3)%     (31.4)%     (17.2)%
_________________________________________________________________________
Provision for Taxes                          0.0%        0.0%        0.0%
_________________________________________________________________________
Net Loss        (41.3)%        (31.4)%        (17.2)%
_________________________________________________________________________


REII INCORPORATED AND SUBSIDIARIES
_________________________________________________________________________

Year Ended December 31, 2000 Compared With Year Ended December 31, 1999

Net Loss
The Company reported a net loss of $88,014 in 2000 compared to a net loss of $45,850 in 1999. The losses were primarily due to expenses incurred to acquire additional revenue producing assets, expenses incurred to dispose of revenue producing assets, depreciation and maintenance of the revenue producing assets, and the write off in 1999 of organizational costs in accordance with the American Institute of Certified Public Accountants'
Statement of Position 98-5 on reporting the costs of start-up activities.

Revenues
Total revenues for 2000 increased by $67,315 (46.1%) to $213,287 from $145,972 for 1999. The increase was due primarily to rental income received from the addition of seven (7) new rental properties, which were acquired in March 2000.

Direct Expenses
Direct expenses for 2000 increased by $123,945 (102.0%) to $245,514 (115.1%
of total revenues) from $121,569 (83.3% of total revenues) for 1999. The increase was due primarily to the addition of the new rental properties in March 2000.

General and Administrative Expenses
General and administrative expenses for 2000 decreased by $31,769 (45.1%) to $38,619 (18.1% of total revenues) from $70,388 (48.2% of total revenues) for 1999. The decrease was primarily due to fees paid to refinance two mortgages in 1999 that were not incurred in 2000, write off of organizational costs in 1999 in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 on reporting the costs of start-up activities that was not incurred in 2000, and the elimination of office rent expense included in occupancy expenses due to the acquisition of the office building in March 2000.

Other Expenses
Other expenses for 2000 increased by $17,454 to $17,454 (8.2% of total revenues) from $-0- (0.0% of total revenues) for 1999. The increase was primarily due to expenses incurred from the sale of three (3) rental properties.

Income Taxes
There was no provision for income tax in 2000 or 1999 because the Company was operating at a loss during both years.

                                 F-21

REII INCORPORATED AND SUBSIDIARIES
_________________________________________________________________________

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

Revenues
Total revenues for 1999 increased by $53,529 (57.9%) to $145,972 from $92,443 for 1998. The increase was due primarily to rental income received from the addition of five (5) new rental properties, which were purchased in December 1998.

Direct Expenses
Direct expenses for 1999 increased by $64,379 (112.6%) to $121,569 (83.3% of total revenues) from $57,190 (61.8% of total revenues) for 1998. The increase was due primarily to the addition of the new rental properties in December 1998.

General and Administrative Expenses
General and administrative expenses for 1999 increased by $19,013 (37.0%) to $70,388 (48.2% of total revenues) from $51,375 (55.6% of total revenues) for 1998. The increase was primarily due to mortgage refinancing fees, legal fees paid to register with the National Association of Securities Dealers, and the write off of organizational costs in accordance with the American
Institute of Certified Public Accountants' Statement of Position 98-5 on reporting the costs of start-up activities. The decrease in general and administrative expenses as a percentage of total revenues was primarily due to the increase in rental income from the addition of five (5) rental properties in December 1998.

Income Taxes
There was no provision for income tax in 1999 or 1998 because the Company was operating at a loss during both years.




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
       NAME                      AGE                   POSITION
      ------                     ----                  --------
Garfield H. Ricketts              72           President/CEO/Director

Karen Ricketts                    40           Vice President/Director

Una M. Ricketts                   68           Secretary/Treasurer/Director

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

   Name and                     Annual          Other Annual    All Other
   Principal Position   Year   Salary   Bonus  Compensation   Compensation
   ------------------   ----   ------   -----  ------------   ------------
Garfield Ricketts       1998      0       0        0               0
President & CEO         1999      0       0        0               0
                        2000      0       0        0               0

Una Ricketts            1998      0       0        0               0
Secretary/Treasurer     1999      0       0        0               0
                        2000      0       0        0               0

karen Ricketts          1998      0       0        0               0
VP/Director             1999      0       0        0               0
                        2000      0       0        0               0

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

Name and Address of                 Amount and Nature of         Percent of
Beneficial owner                    Beneficial Ownership          Class (1)
--------------------                --------------------         ----------
Garfield H Ricketts                   2,984,490  (2)                 60%
7751 Naples Heritage DR.
Naples, FL 34112

Una M. Ricketts                         700,000  (2)                 15%
7751 Naples Heritage DR.
Naples, FL 34112

Karen Ricketts                            17,245 (3)                  0%
13 Terrace Circle, Apt 2G
Great Neck NY 11021

All Directors and Executive
Officers as a group (3 Persons)           3,701,735                  75%

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

   The Company and its subsidiary REI currently occupies office facilities of approximately 1000 square feet (an office Condominium) that is owned by Mr. Garfield Ricketts, President of the Company. The Company pays $635 a month rent. There is no written lease agreement between the Company or its subsidiary REI and Mr. Ricketts. The Company is considered to be a month to month tenant.
  The Company currently does not have in force or effect any policies, procedures or control with respect to entering into future transactions with its Officers, Directors, Affiliates or a Related Party.
				 -27-




                                 PART IV

ITEM 1.
EXHIBITS AND REPORTS ON FORM 8K

                 Disposition of Assets

On October 23rd,2000 & November 3rd,2000, REII Incorporated (the "Company") disposed of Two (2) rental properties owned by the its subsidiary Ricketts
Enterprises Of Naples Inc.

        Two (2) Residential Rental Properties        $  266,000
                                                     -----------
                Net Reduction                        $  266,000

These Transactions also reduces the Company's Debt by $ 266,000


 A description of the properties and related reduction in mortgages are as follows.

         Property                                   Purchase        Note
                                                     Price         Value
         ---------                                  --------     ----------
Property Description and Financing Arrangement

1)     5384 24th Avenue SW, Naples, Florida-
       Three residential rental units                $150,000
       Mortgage with Washington Mutual Bank
       in the amount of $105,000, payable in
       monthly payments of $523 including
       principal and interest at the bank's
       index plus 2.85% (effective rate of
       7.818% at March 15, 2000), due February 2030.
       Mortgage will be recasted annually on
       March 1st to reflect the new interest rate.                $105,000

       Mortgage with Garfield Ricketts, a 62%
       stockholder, in the amount of $45,000,
       payable in monthly payments of $315
       including principal and interest at 7.5%,
       due February 2030.                                           45,000

2)
        5055 27th Place, SW Naples, Florida -
        Two residential rental units                  112,000
        Mortgage with Washington Mutual Bank
        in the amount of $78,400, payable in
        monthly payments of $390 including
        principal and interest at the bank's
        index plus 2.85% (effective rate of
        7.818% at March 15, 2000) due February
        2030. Mortgage will be recasted annually
        on March 1st to reflect the new interest rate.              78,400

        Mortgage with Garfield Ricketts, a 62%
        stockholder, in the amount of $33,600,
        payable in monthly payments of $235
        including principal and interest at 7.5%,
        due February 2030.                                          33,600


                                                   ____________    ________

               Totals                              266,000        $ 266,000

Rental Income and expenses for the period of acquisition are as follows:

                            March 2000 to  October 2000
                            --------------------------
       Rental Income                     $23,710
       Expenses                          $23,372
                                        ---------
      Net Income (Loss)                  $   338



The expenses includes depreciation, taxes and debt service for the period,

REII plans to liquidate all of the properties owned by its subsidisry
Ricketts Enterprises Of Naples to reduce the Company's debts in order to improve the Company's profit margin.



                  Disposition of Assets

On December 8, REII Incorporated (the "Company") disposed of One (1) rental properties owned by the its subsidiary Ricketts Enterprises Of
Naples Inc.

        The total selling price and sale expenses of the properties is as follows:

        2600 Santa Barbara Blvd, Golden Gate FL 34116 $ 205,000.00

        Sales expenses Including Commissions          $   9,225.75
                                                     ----------
        Total Received                                $ 195,774.25

        One (1) Residential Rental Properties         $ 193,387.60
                                                     -----------
                Net Reduction                         $ 193.387.60

These Transactions also reduces the Company's Debt by $ 193,387.60


 A description of the properties and related reduction in mortgages are as follows.

         Property                                   Purchase        Note
                                                     Price         Value
         ---------                                  --------     ----------
Property Description and Financing Arrangement

1)     2600 Santa Barbara Blvd, Golden Gate,
       FL 34116
       four residential rental units                $193,000
       Mortgage with Washington Mutual Bank
       in the amount of $135,860, payable in
       monthly payments of $1.074.58 including
       principal and interest at the bank's
       index plus 2.85% (effective rate of
       7.818% at March 15, 2000), due February 2030.
       Mortgage will be recasted annually on
       March 1st to reflect the new interest rate.                $135,860

       Mortgage with Garfield Ricketts, a 62%
       stockholder, in the amount of $57,900,
       payable in monthly payments of $404.85
       including principal and interest at 7.5%,
       due February 2030.                             193.000       57,140

                                                   ____________    ________

                                                    $ 193,000     $ 193,000


                               Totals                              266,000        $ 266,000

Rental Income and expenses for the period of acquisition are as follows:

                            March 2000 to  December 2000
                            --------------------------
       Rental Income                  $ 13,925.00
       Expenses                         15,644.00
                                        ---------
      Net Income (Loss)               $ (1,719.00)



The expenses includes depreciation, taxes and debt service for the period,

REII plans to liquidate all of the properties owned by its subsidisry
Ricketts Enterprises Of Naples to reduce the Company's debts in order to improve the Company's profit margin.

ITEM 2
EXHIBIT 13 NONE

                             SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized

Dated March 23, 2001

BAP ACQUISITION CORP

by /s/ Garfield Ricketts              by /s/ Una M. Ricketts
-------------------------            ------------------------
Garfield Ricketts-President          Una M. Ricketts-Secretary/Treasurer


