Form 10QSB
period 2001-03-31
REII INC
filed 2001-05-15
CIK 743241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549

FORM 10-QSB

QUARTERLY REPORT PUSRUANT TO SECTION 13 OR 15 (d) THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ending March 31,2001     Commission File Number 21-16563-B

REII INCORPORATED
-----------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)

DELAWARE                                       51-0373876
-----------------------------         ---------------------
(State or other Jurisdiction of       (IRS Employee Number)
(Incorporation Or Organization)

1051 FIFTH AVENUE NORTH, NAPLES, FLORIDA        34102
------------------------------------------    ----------
 (Address of Principal Executive Offices)    (Zip Code)

 (941) 261-3396
----------------
(Registrant's Telephone Number
  Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]                             No_____


As of March 31, 2001   4,655,310 shares of common stock, $.001 par were
outstanding.


 .