Form 10QSB
period 2001-09-30
REII INC
filed 2001-11-13
CIK 743241

UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON DC 20549

				FORM 10-QSB

	       QUARTERLY REPORT PUSRUANT TO SECTION 13 OR 15 (d) THE
			  SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ending September 30,2001  Commission File Number 21-16563-B

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

		  Yes  [X]                             No_____


   As of September 30, 2001 4,655,310 shares of common stock, $.001 par were outstanding.