Form 10KSB
period 2001-12-31
REII INC
filed 2002-04-01
CIK 743241

UNITED STATES

			SECURITIES AND EXCHANGE COMMISSION

			       WASHINGTON, D,C 20549

				   FORM 10-KSB

		  [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) THE
			   SECURITIES EXCHANGE ACT OF 1934

                      For the Fiscal Year Ending December 31, 2001

			   Commission File Number 21-16563-B

				REII INCORPORATED
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

				 (239)-261-3396
			--------------------------------
			 (Registrant's Telephone Number
			     including Area Code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [X]                    No  [ ]

   As of December 31, 2001 4,655,310 shares of common stock were outstanding