Form 10QSB
period 2002-09-30
REII INC
filed 2002-11-18
CIK 743241

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON DC 20549

                                FORM 10-QSB

               QUARTERLY REPORT PUSRUANT TO SECTION 13 OR 15 (d) THE
                          SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ending September 30, 2002  Commission File Number 21-16563-B

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

                  Yes  [X]                             No_____


   As of September 30, 2002 4,655,310 shares of common stock, $.001 par were outstanding.

                         REII INCORPORATED AND SUBSIDIARY
                            (A DELAWARE CORPORATION)
                                Naples, Florida

                               FINANCIAL REPORTS
                                      AT
                              SEPTEMBER 30, 2002

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA


TABLE OF CONTENTS
_____________________________________________________________________

Independent Accountants' Report                           F-1

Consolidated Balance Sheets at
September 30, 2002 (Unaudited) and December 31, 2001      F-2

Consolidated Statements of Operations for the
Three and Nine Months   Ended September 30, 2002
and 2001 (Unaudited)                                      F-3

Consolidated Statements of Cash Flows for the
Nine Months   Ended September 30, 2002 and 2001
(Unaudited)                                               F-4 - F-5

Notes to Consolidated Financial Statements                F-6

                        INDEPENDENT ACCOUNTANTS' REPORT




To the Board of Directors
  and Stockholders
REII Incorporated and Subsidiary
(A Delaware Corporation)
Naples, Florida


      We have reviewed the accompanying consolidated balance sheets of REII Incorporated and Subsidiary as of September 30, 2002, the related consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001. All information included in these consolidated financial statements is the responsibility of the Company's management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to the financial data and making inquiries of persons responsible for financial accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of REII Incorporated and Subsidiary as of December 31, 2001 (presented herein), and the related consolidated statements of changes in stockholders' equity, operations, and cash flows for the year then ended (not presented herein), and in our report dated February 8, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001 is fairly stated, in all material respects. No auditing procedures have been performed subsequent to the date of our report.

/s/ Rotenberg & Co., llp
------------------------

Rotenberg & Co., llp
Rochester, New York
  October 30, 2002

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida


CONSOLIDATED BALANCE SHEETS
_______________________________________________________________________
                                       (Unaudited)
                                       September 30,        December 31,
                                           2002                2001
_______________________________________________________________________

ASSETS

Revenue Producing Assets -
  Net of Accumulated Depreciation        $ 691,364           $ 800,629
Cash and Cash Equivalents                   37,913              10,742
Other Current Assets                        14,950               3,183
Tenant Escrow Account                       14,442              51,067
Office Property and Equipment -
  Net of Accumulated Depreciation            3,297               4,708
_______________________________________________________________________
Total Assets                             $ 761,966           $ 870,329
_______________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Mortgages Payable - Banks                $ 431,702           $ 498,153
Mortgages Payable - Stockholder            177,548             204,383
Accounts Payable and Accrued Expenses       20,993               8,202
Tenant Escrow Liability                     14,442              51,067
Due to Stockholder                          41,491              43,954
_______________________________________________________________________
Total Liabilities                          686,176             805,759
_______________________________________________________________________

Stockholders' Equity
Common Stock: $.001 Par; 20,000,000 Shares
Authorized,
 4,655,310 Shares Issued and Outstanding     4,655               4,655
Additional Paid-In Capital                 336,381             336,381
Deficit                                   (265,246)           (276,466)
_______________________________________________________________________
Total Stockholders' Equity                  75,790              64,570
_______________________________________________________________________
Total Liabilities and
Stockholders' Equity                     $ 761,966           $ 870,329
_______________________________________________________________________

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
_________________________________________________________________________
                                     Three Months        Nine Months
                                 Ended September 30,  Ended September 30,
                                   2002       2001      2002     2001
_________________________________________________________________________
Revenues
Rental Income                   $ 27,534   $ 36,360   $ 97,798  $ 108,298
Management Services                2,214      3,855     13,126     11,334
Commissions        --              4,025                13,650      4,425
_________________________________________________________________________
Total Revenues                    29,748     44,240    124,574    124,057
_________________________________________________________________________

Expenses
Direct Expenses
Depreciation                       8,222      8,358     24,723     25,798
Interest                           8,649     15,380     29,833     48,112
Real Estate Taxes and Insurance    8,184      5,313     23,008     17,751
Repairs and Maintenance            4,898      3,415     10,324     11,653
Other Direct Expenses              1,561      1,814      4,775      5,528
_________________________________________________________________________
Total Direct Expenses             31,514     34,280     92,663    108,842
_________________________________________________________________________

General and Administrative
Expenses                           8,544      9,503     26,344     28,420
Bad Debt Expense                      --         --      3,600         --
_________________________________________________________________________
Total Expenses                    40,058     43,783    122,607    137,262
_________________________________________________________________________

Income (Loss) Before Other
Income and (Expenses)            (10,310)       457      1,967   (13,205)
Other Income and (Expenses)
Interest and Other Income             88         15        149       137
Gain on Sale of Land Held for
Investment Purposes                   --     41,174         --     41,174
Gain (Loss) on Sale of
Revenue Producing Assets              --         --      9,104    (16,441)
_________________________________________________________________________
Income (Loss) Before
Provision for Taxes              (10,222)    41,646     11,220     11,665
Provision for Taxes                   --         --         --         --
_________________________________________________________________________
Net Income (Loss)
for the Period                 $ (10,222)  $ 41,646    $11,220   $ 11,665
_________________________________________________________________________
Weighted Average Number
 of Common Shares Outstanding  4,655,310  4,655,310  4,655,310  4,655,310

Income (Loss) Per Common Share
- Basic and Diluted            $    0.00  $    0.01  $    0.00  $    0.00

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
_________________________________________________________________________
Nine Months Ended September 30,                2002              2001
_________________________________________________________________________

Cash Flows from Operating Activities

Net Income  for the Period                   $11,220            $ 11,665

Adjustments to Reconcile Net Income
(Loss) for the Period   to Net Cash
Flows from Operating Activities:
Depreciation                                  26,134              27,376
(Gain) Loss on Sale of Revenue
Producing Assets                              (9,104)             16,441
Gain on Sale of Land Held for Investment          --             (41,174)

Changes in Assets and Liabilities:
Other Current Assets                         (11,767)                334
Accounts Payable and Accrued Expenses         12,791             (11,670)
_________________________________________________________________________
Net Cash Flows from Operating Activities      29,274               2,972
_________________________________________________________________________

Cash Flows from Investing Activities
Acquisition of Office Equipment                   --                (624)
Improvements to Income Producing Properties   (3,054)             (3,351)
Proceeds from Sale of Revenue Producing Assets 9,698              97,167
Proceeds from Sale of Land Held for Investment    --              65,174
Proceeds from Insurance Company for
Replacement of Damaged Revenue Producing Asset 3,200                  --
_________________________________________________________________________
Net Cash Flows from Investing Activities       9,844             158,366
_________________________________________________________________________

Cash Flows from Financing Activities
Repayment of Mortgages                        (9,484)           (148,252)
Change in Due to Stockholder                  (2,463)                (12)
_________________________________________________________________________
Net Cash Flows from Financing Activities     (11,947)           (148,264)
_________________________________________________________________________
Net Increase (Decrease) in Cash
and Cash Equivalents                          27,171              13,074

Cash and Cash Equivalents -
Beginning of Period                           10,742              18,113

Cash and Cash Equivalents - End of Period   $ 37,913          $   31,187
_________________________________________________________________________

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued
_________________________________________________________________________
Nine Months Ended September 30,                 2002              2001
_________________________________________________________________________

SUPPLEMENTARY DISCLOSURES
_________________________________________________________________________

Interest Paid                                $ 30,315        $ 50,950
Income Taxes Paid                            $     --        $     --
_________________________________________________________________________

NON-CASH INVESTING AND FINANCING ACTIVITIES

Disposal of Revenue Producing Assets:
Reduction of Mortgage (Banks) Financing      $ 58,749        $ 208,408
Reduction of Mortgage (Stockholder) Financing$ 25,053        $  69,683
Net Book Value of Disposed
Revenue Producing Assets                     $ 84,396        $ 393,664

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________

Note A -        Basis of Presentation
        The condensed consolidated financial statements of REII Incorporated and Subsidiary (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with accounting principles generally accepted in the United Sates of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Form 10-KSB, and other reports filed with the SEC.

        The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include the acquisition and disposition of income producing properties, mortgage refinancing, and general and administrative costs required to meet SEC reporting obligations. Certain financial information that is not required for interim financial reporting purposes has been omitted.

Note B -      Principles of Consolidation
        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ricketts Enterprises International, Inc. ("REI"). All significant intercompany balances and transactions have been eliminated in consolidation. The former wholly owned subsidiary, Ricketts Enterprises of Naples, Inc. ("RENI"), was dissolved in 2001 as discussed in Note C.

Note C -      Other Matters
                Dissolution of Subsidiary
        RENI, the Company's former wholly owned subsidiary, was dissolved in 2001. The subsidiary was originally acquired in 2000 for the purpose of acquiring revenue producing assets consisting of six residential properties and one commercial office property. Three of the residential properties were sold to independent third parties in the fourth quarter of 2000. Two of the residential properties were sold to independent third parties in the first quarter of 2001. In 2001, the net assets of the remaining residential property were transferred to REI and the net assets of the commercial office property located at 1051 Fifth Avenue North in Naples, Florida were transferred back to Garfield Ricketts, a 62% stockholder. The net loss on the disposal of the revenue producing assets in 2001 in the amount of $16,441 is reported in the Other Income and Expenses component of continuing operations in the consolidated statements of operations.

              Sale of Revenue Producing Assets
        In April 2002, the Company sold a rental property with a net book value of $84,396 for $93,500. The gain on the sale of the revenue producing asset in the amount of $9,104 is reported in the Other Income and Expenses component of continuing operations in the consolidated statements of operations.

              Reclassifications
        Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

REII Incorporated and Subsidiary
_________________________________________________________________________

Item 1. N/A

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

Financial Condition and Liquidity

The Company's long-term debt to capital (long-term debt and stockholders' equity) ratio at September 30, 2002 and December 31, 2001 was 88.9% and 91.6%, respectively.

The Company's source of working capital is from rental operating activities and prior capital contributions from stockholders. The Company has not borrowed any moneys from financial institutions for working capital needs. All debts of the Company are first mortgages on income producing properties.

Net cash provided by operating activities for the nine month periods ended September 30, 2002 and 2001 was $29,274 and $2,972, respectively. The fluctuation is primarily due to the non-cash adjustments for the sale of assets and the timing of payments of current liabilities and expenses.

Market Risk and Contingent Liabilities

The Company is exposed to financial market risk due to changes in interest rates. The Company does not engage in speculative or leveraging transactions, nor does it hold or issue financial instruments for trading purposes.
The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. Currently, all of the Company's debts are first mortgages, collateralized by the respective income producing properties. Fluctuations in interest rates may affect the fair value of the Company's debt. At September 30, 2002, the carrying value of long-term debt approximated fair value based upon current market rates for the same or similar debt issues.

REII INCORPORATED AND SUBSIDIARY
_________________________________________________________________________

Management of the Company believes that there are no commitments, uncertainties, or contingent liabilities that will have a materially adverse effect on the consolidated financial position or operations of the Company and is of the opinion that inflation has not and will not have a material effect on operations.

Capital Expenditures, Dispositions and Financing Requirements

There were no real property acquisitions during the nine month periods ended September 30, 2002 and 2001.

In the first quarter of 2001, the Company sold two of the former RENI subsidiary properties to independent third parties; transferred one to the Company's wholly owned subsidiary, Ricketts Enterprises International, Inc.; and transferred one back to Garfield Ricketts, a 62% stockholder. The Company recorded a loss on the disposal of the assets in the three month period ended March 31, 2001 of $16,441. The RENI subsidiary was subsequently dissolved in 2001.

In the second quarter of 2002, the Company sold a revenue producing property to an independent third party. The Company recorded a gain on the disposal of the asset in the three month period ended June 30, 2002 of $9,104.

Capital expenditures for improvements to income producing properties during the nine month periods ended September 30, 2002 and 2001 totaled $3,054 and $3,351, respectively.

Capital expenditures for office equipment additions during the nine month periods ended September 30, 2002 and 2001 totaled $ -0- and $624, respectively.

Net cash provided from investing activities for the nine month periods ended September 30, 2002 and 2001 was $9,844 and $158,366, respectively. The fluctuation is primarily due to the proceeds from the sale of long-lived assets in 2001.

Net cash used in financing activities for the nine month periods ended September 30, 2002 and 2001 was $11,947 and $148,264, respectively. The fluctuation is primarily due to the pay-off of mortgages on revenue producing assets in 2001.

The Company will require funds to acquire additional income producing properties and/or real estate related entities. The Company will seek to borrow funds from financial institutions and raise money through the offering of its common stock. Management believes that the Company can continue to operate and meet its obligations via working capital from operating activities.

REII INCORPORATED AND SUBSIDIARY
_________________________________________________________________________

Nine Months Ended September 30, 2002 Compared With Nine Months Ended September 30, 2001

Net Income
The Company reported net income of $11,220 for the nine months ended September 30, 2002, compared to net income of $11,665 for the nine months ended September 30, 2001. The net income in both years was primarily due to net gain on the sale of long-lived assets.

Revenues
Total revenues for the nine months ended September 30, 2002 increased by $517 (.4%) to $124,574 from $124,057 for the nine months ended September 30, 2001. Although total revenues did not fluctuate, income from rental properties decreased from 2001 to 2002 due to the sale of rental units. The offsetting increase in management services and commission revenues was due to the sale of client owned properties.

Direct Expenses
Direct expenses for the nine months ended September 30, 2002 decreased by $16,179 (14.9%) to $92,663 from $108,842 for the nine months ended
September 30, 2001. The decrease was due primarily to the decrease in interest expense due to the decrease in interest rates and because properties were sold and mortgages were paid off during the second half of 2001 and the first half of 2002.

General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2002 decreased by $2,076 (7.3%) to $26,344 from $28,420 for the nine months ended September 30, 2001. The decrease was due primarily to the decrease in legal fees incurred for closing costs on the sale of assets.

Bad Debt Expense
The Company reported $3,600 in bad debt expense for the nine months ended September 30, 2002, compared to $-0- in bad debt expense for the nine months ended September 30, 2001. The expense in 2002 was due to the write off of uncollectible rental income receivables.

Other Income and Expenses
Other income consists primarily of net gain on the sale of long lived assets.

Income Taxes
There was no provision for income taxes for the nine months ended September 30, 2002 and 2001. In 2002, the Company had sufficient net operating loss carryforwards to offset the net income of $11,220. The Company was operating at a loss during 2001. The Company has set up a valuation allowance to reserve against its deferred tax assets arising from net operating loss carryforwards. The Company has fully reserved for its deferred tax assets for the periods presented, therefore there are no material deferred tax asset balances.

REII INCORPORATED AND SUBSIDIARY
_________________________________________________________________________

Three Months Ended September 30, 2002 Compared With Three Months Ended September 30, 2001

Net Income (Loss)
The Company reported a net loss of $(10,222) for the three months ended September 30, 2002, compared to net income of $41,646 for the three months ended September 30, 2001. The net income for the three months in 2001 was primarily due to a gain on the sale of land held for investment purposes. The net loss for the three months in 2002 was primarily due to depreciation expense and repairs and maintenance on revenue producing assets.

Revenues
Total revenues for the three months ended September 30, 2002 decreased by $14,492 (32.8%) to $29,748 from $44,240 for the three months ended September 30, 2001. The decrease was due primarily to a decrease in rental income from the sale of rental properties and lack of commissions revenue during the three months.

Direct Expenses
Direct expenses for the three months ended September 30, 2002 decreased by $2,766 (8.1%) to $31,514 from $34,280 for the three months ended September 30, 2001. The decrease was due primarily to the decrease in interest expense due to the decrease in interest rates and because properties were sold and mortgages were paid off during the second half of 2001 and the first half of 2002.

General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2002 decreased by $959 (10.1%) to $8,544 from $9,503 for the three months ended September 30, 2001. The decrease was due primarily to the decrease in legal fees incurred for closing costs on the sale of assets.

Other Income
The Company reported $88 in interest and other income for the three months ended September 30, 2002, compared to $41,189 in interest and other income for the three months ended September 30, 2001. The fluctuation is primarily due to a gain on the sale of land held for investment purposes recorded in 2001.

Income Taxes
There was no provision for income tax for the three months ended September 30, 2002 and 2001. The Company was operating at a loss during 2002 and had sufficient net operating loss carryforwards to offset income in 2001. The Company has set up a valuation allowance to reserve against its deferred tax assets arising from net operating loss carryforwards. The Company has fully reserved for its deferred tax assets for the periods presented, therefore there are no material deferred tax asset balances.

REII INCORPORATED AND SUBSIDIARIES
____________________________________________________________________________

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

ITEM 4
        Submission of Matters to a vote of Security Holders.
 On December 31, 2001 the annual meeting of the Company was held at the Company's principal office, at 1051-5th Avenue North in Naples Florida.
 Of the 4,655,310 shares outstanding, 3,634,530 were represented in person and by proxy. The sole purpose of the meeting was to re-elect the Officers and Directors.
 The following officers and Directors were unanimously elected.
        Garfield Ricketts     Director/ Chairman/CEO
        Una M. Ricketts       Director/Secretary/Treasurer
        Karen Ricketts        Director

  There were no setlements or matters or solicitations under Rule 14a-11

  ITEM 5
         Other Matters

         None
  ITEM 6
        Exhibits and reports on Form 8-K

Item 1. N/A

Item 2. Disposition of Assets

On May 2, 2002, Ricketts Enterprises International Inc, a subsidiary of REII Incorporated (the "Company") disposed of One (1) residential building held for investment purposes.

        The total selling price of the one residential building is follows:

        1743 54 Street S.W. Golden Gate FL 34116      $ 93,500.00

                                                       ----------
        Gross Sales prices                            $ 93,500.00


        Cost of Sales Action                          $    366.00
                                                       ----------
        Net Income from Sale                          $ 93,134.00

      The Historical value of this property as carried on the company's books was $ 90,000.00 thereby showing a net profit on this transaction of $3,134.00. The income from this sale will be added to company's working capital.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized

Dated November 12, 2002

REII INCORPORATED

by /s/ Garfield Ricketts              by /s/ Una M. Ricketts
-------------------------            ------------------------
Garfield Ricketts-President          Una M. Ricketts-Secretary/Treasurer