Form 10KSB
period 2002-12-31
REII INC
filed 2003-03-24
CIK 743241

UNITED STATES

			SECURITIES AND EXCHANGE COMMISSION

			       WASHINGTON, D,C 20549

                                   FORM 10-KSB

		  [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) THE
			   SECURITIES EXCHANGE ACT OF 1934

                      For the Fiscal Year Ending December 31, 2002

			   Commission File Number 21-16563-B

				REII INCORPORATED
               ---------------------------------------------------
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

                        Yes [X]                    No  [ ]

   As of December 31, 2002  4,655,310 shares of common stock were outstanding

			    TABLE OF CONTENTS
			  _______________________
				 PART 1                          Page
 ITEM 1 Description of Business                                   1
	Competition                                               2
	Mergers and/or Acquisition opportunities                  3
	Facilities                                                3
	Employees                                                 4
	Industry Segments                                         4
	Government Regulations                                    4
 ITEM 2 Description Of Property                                   4
 ITEM 3 Legal Proceedings                                         5
 ITEM 4 Submission of Matters to a Vote of Security Holders       5

				 PART 11
 ITEM 1 Market for Common Equity and Related Stockholder Matters  5
 ITEM 2 Management's Discussion and Analysis of Financial
	Condition and results of Operations                       6
	Independent Auditors Report                              11
 ITEM 3 Financial Reports                                        12
	Notes to Consolidated Financial Statements               16
 ITEM 4 Changes In Disagreements with accountants on Accounting
	and Financial Matters                                    22

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
       Exhibit 27

				  PART 1


ITEM I            DESCRIPTION OF BUSINESS

REII INCORPORATED, a Delaware Corporation, (hereinafter the" Company") was incorporated on August 24, 1994. On July 1, 1995 the Company entered into an agreement to acquire 100% of the issued and outstanding shares of Common Stock of Ricketts Enterprises International, Inc., a Florida Corporation (hereinafter "REI") Said acquisition was completed on November 21,1995.
Prior to the acquisition of REI the Company had not engaged in any form of commercial business activity and as a result had no operating history. Further, prior to the acquisition of REI, neither the Company nor any of its Officers, Directors, had any affiliation with REI and REI or any of its Officers, Directors or Principal Shareholders had any affiliation with the Company. REI was incorporated on February 23, 1993 as closely held Sub-Chapter "S" Corporation to own and manage real estate properties, both residential and commercial. The principal business activity of the Company is currently carried on through its wholly owned REI subsidiary. From date of incorporation to date of acquisition by the Company, REI's Principal Officers, Directors and shareholders were Garfield H. Ricketts and Una Ricketts husband and wife. One June 1, 1993, MR. Dan McCaslin a licensed Real Estate Broker in the state Of Florida, was appointed as an Vice President and Director of REI. In March of 1997, Mr. Garfield Ricketts obtained his Florida Real Estate Broker's License and now represents the Company. Mr. McCaslin has since resigned his position with the company because of other commitments.

REI is a duly licensed Real Estate Corporation in the State of Florida, and is presently active in the ownership, management and sale of Real Estate in three States (New York, Florida, and Texas). In addition REI is a member of the Naples Board of Realtors, and the Multiple Listing Service, and the Naples Chamber Of Commerce.

As a result of the acquisition of REI the Company currently owns seven single family residences, five residential duplexes (10 units).
All of the improved properties are rented to third party tenants.
All the property owned by the Company to date resulted from the transfer to REI of properties belonging to the President of the Company and REI, Mr. Garfield Ricketts, except for two single family residences and three duplexes, acquired from Garfield due to a purchase agreement stated in a letter of intent dated January 15th, 1995.

REI acquired the Portfolio based solely on the assumption of the existing outstanding mortgages in the amount of $148,148, Mr Ricketts contributed equity in the properties of $ 140,342.00 and transaction costs in the amount of $46,702 to shareholders equity in REI, except for the most recent acquisition by REI from Garfield Ricketts. The purchase price of these five properties was financed by a first mortgage of $358,500.00 provided by WASHINGTON MUTUAL BANK FA, and a note from Garfield Ricketts in the amount of $ 185,500.00 for a total acquisition cost of $ 544,000.00. from Mr.Ricketts. At present the Company does not have in place any policies, procedures or controls with respect to entering into future transactions with it Officers, Directors, Shareholders, or other related parties.

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

EVALUATION OF OPPORTUNITIES

Mr. Garfield Ricketts, the Company's President and a Licensed Real Estate Broker, in the State of Florida, has been acquiring and selling real estate since 1981 and built a significant portfolio of residential properties in New York, Florida, and Texas As a result Mr. Ricketts has the knowledge to seek out the best available opportunities for acquisition by the Company. The fact that southwest Florida, at the present time, is one of the fastest growing areas in the country, the Company believes that substantial growth can be achieved by acquiring existing Income producing properties as well as vacant land to be held for future development.

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

FACILITIES

The Company presently occupies approximately 1000 square feet of office space in the city of Naples, Florida, 35 miles south of Fort Myers, Florida. The property in which the office is located is presently owned by the President of the Company.
The office is fully, supported with all the necessary computers and office equipment and furnitture required to efficiently conduct a real estate property management operation. The Company pays the sum of $667.00 monthly for the rental, maintenance and other costs of the facility. It is anticipated however that larger facilities will be needed in the near future to accommodate anticipated expansion of the Company's operations.


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


				      -4-

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

There were no settlement that terminated any solicitation under Rule 14a-11

				 PART 11

ITEM 1: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

	(A) Marketing information: The  Company's Common or
Preferred Stock has been registered with the Securities and Exchange Commission under Section 12(g) of the Exchange Act. The Company's issued and outstanding common stock is presently trading on the National
Association of Securities Dealers NASDAQ quotation system at the Bulletin Board Level under the symbol REIC.

       (B) Holders: The number of record holders of shares of the Company's Common stock as of December 31, 2002 was 1316, inclusive of those brokerage firms and/or clearing houses, if any holding shares of the Company's Common stock for their clientele (with such brokerage house and/or clearing house, if any, being considered as one holder). The agregate number of shares of the Company's common stock issued and outstanding as of December 31, 2002 was 4,655,310, of this amount 3,500,000 shares were issued in 1995 pursuant to the acquisition of REI and said shares are deemed "restricted securiries" as defined by Rule 144 of the Securities Act of 1933, as amended.However such restrictions no longer exists on these shares. As to the balance of outstanding shares of the Company's Common Stock, 1,155,310 shares are considered to have been issued and outstanding for more than two years and may be sold or otherwise transferred without restriction unless held by an affiliate or controlling stockholder of the Company. Of these shares, the Company is not aware of any held by affiliates, officers or Directors of the Company or beneficial interests thereof. The Company has no holders ofPreferred Stock.

     (C) Dividends: The Company has not paid or declared any dividends upon its shares of common stock since its inception and by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its shares of common stock in the foreseeable future.