Form 10KSB/A
period 2002-12-31
REII INC
filed 2003-03-25
CIK 743241

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

Financial Condition and Liquidity

The Company's source of working capital is from rental operating activities and prior capital contributions from stockholders. The Company has not borrowed any moneys from financial institutions for working capital needs. All debts of the Company are first mortgages on income producing properties.

Net cash provided by operating activities for 2002 was $22,510, compared to $20,940 in 2001. The increase in 2002 was primarily due to the increase in commission revenues.

Market Risk and Contingent Liabilities

The Company is exposed to financial market risk due to changes in interest rates. The Company does not engage in speculative or leveraging transactions, nor does it hold or issue financial instruments for trading purposes.

The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. Currently, all of the Company's debts are first mortgages, collateralized by the respective income producing properties. Fluctuations in interest rates may affect the fair value of the Company's debt. At December 31, 2002 and 2001, the carrying value of long-term debt, including the current portion, approximated fair value based upon current market rates for the same or similar debt issues.

Management of the Company believes that there are no commitments, uncertainties, or contingent liabilities that will have a materially adverse effect on the consolidated financial position or operations of the Company and is of the opinion that inflation has not and will not have a material effect on operations.


REII INCORPORATED AND SUBSIDIARY
_________________________________________________________________________

Capital Expenditures, Dispositions, and Financing Activities

In the first quarter of 2001, the Company sold two of the RENI subsidiary revenue producing properties to independent third parties; transferred one to the Company's wholly owned subsidiary, Ricketts Enterprises International, Inc.; and transferred one back to Garfield Ricketts, majority stockholder. The Company recorded a loss on the disposal of assets in 2001 of $16,441.
The RENI subsidiary was subsequently dissolved in 2001.

In the third quarter of 2001, the Company sold three parcels of land held for investment for $65,174. The land had a cost basis of $24,000. The proceeds of the sale were used to pay down mortgages on revenue producing assets.

In the second quarter of 2002, the Company sold one revenue producing property to an independent third party. The Company recorded a gain on the disposal of assets in 2002 of $9,104.

Capital expenditures for improvements to revenue producing properties during 2002 totaled $8,690, compared to $9,701 in 2001. In the first quarter of 2002, the Company received $3,200 from an insurance company for reimbursement of 2001 expenditures for the replacement of a damaged revenue producing asset.

There were no capital expenditures for office equipment additions during 2002, compared to $991 in 2001.

Net cash used in financing activities for 2002 was $15,402, as compared to net cash used in 2001 of $179,960. Fluctuations include changes in amounts due to Garfield Ricketts, majority stockholder, for collection of rents on his personal properties, and the repayment of mortgages.


REII INCORPORATED AND SUBSIDIARY
_________________________________________________________________________

Year Ended December 31, 2002 Compared With Year Ended December 31, 2001

Net Income
The Company reported net income of $236 in 2002 compared to $14,651 in 2001. The decrease in net income for 2002 was primarily due to the net gain on the sale of land held for investment and revenue producing assets in 2001 exceeded the gain on sale of revenue producing assets in 2002.

Revenues
Total revenues for 2002 decreased by $17,385 (9.9%) to $158,516 from $175,901 for 2001. The decrease was due primarily to a reduction in rental income due to the disposal of a revenue producing property and an increase in vacancies during 2002, compared to 2001.

Direct Expenses
Direct expenses for 2002 decreased by $21,066 (14.2%) to $126,790 (80.0%
of total revenues) from $147,856 (84.1% of total revenues) for 2001.
The decrease was due primarily to the decrease in interest expense, due to the overall decrease in the bank mortgages' variable interest rates and mortgages that were paid in full from the sale of land held for investment in 2001 and the sale of revenue producing assets in 2002 and 2001.

General and Administrative Expenses
General and administrative expenses remained fairly constant, totaling $37,209 (23.5% of total revenues) for 2002 and $38,345 (21.8% of total revenues) for 2001.

Bad Debts Expense
Bad debts expense increased to $3,600 (2.3% of total revenues) in 2002 from $-0- (0.0% of total revenues) in 2001, due the recognition of uncollectible rent receivables during 2002.

Other Income
The Company reported other income from continuing operations of $9,319 in 2002, which included $215 in interest income. The remainder consisted of the gain on the disposal of an revenue producing property. In 2001, the Company reported $24,951 of other income from continuing operations, which included $218 of interest income. The remainder consisted of the net gain on the disposal of revenue producing properties of the RENI subsidiary and land held for investment.

Income Taxes
There was no provision for income tax in 2002 or 2001. The Company had sufficient net operating loss carryforwards to offset the net income of $236 and $14,651, respectively.

	REII INCORPORATED AND SUBSIDIARY
	(A DELAWARE CORPORATION)
	Naples, Florida

                              FINANCIAL REPORTS

                                     AT

                          DECEMBER 31, 2002 AND 2001


REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida


TABLE OF CONTENTS
____________________________________________________________________

Independent Auditors' Report                                    F-1

consolidated Balance Sheets at December 31, 2002 and 2001       F-2

Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 2002 and 2001                F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 2002 and 2001                                    F-4

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002 and 2001                                    F-5 - F-6

Notes to the Consolidated Financial Statements                  F-7 - F-14





	INDEPENDENT AUDITORS' REPORT


To the Board of Directors
  and Stockholders
REII Incorporated and Subsidiary
(A Delaware Corporation)
Naples, Florida


	We have audited the accompanying consolidated balance sheets of REII Incorporated and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of changes in stockholders' equity, operations, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

	We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of REII Incorporated and Subsidiary as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.





/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
  February 21, 2003














REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida


CONSOLIDATED BALANCE SHEETS
_________________________________________________________________________

December 31,                                        2002       2001
_________________________________________________________________________

ASSETS

Revenue Producing Assets -
  Net of Accumulated Depreciation
                                                 $ 689,155    $ 800,629
Cash and Cash Equivalents                           22,058       10,742
Other Current Assets                                10,028        3,183
Tenant Escrow Account                               16,830       51,067
Office Property and Equipment -
 Net of Accumulated Depreciation                     2,826        4,708
_________________________________________________________________________

Total Assets                                     $ 740,897    $ 870,329
_________________________________________________________________________


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Mortgages Payable - Banks                        $ 428,286    $ 498,153
Mortgages Payable - Stockholder                    176,959      204,383
Accounts Payable and Accrued Expenses               11,975        8,202
Tenant Escrow Liability                             16,830       51,067
Due to Stockholder                                  42,041       43,954
_________________________________________________________________________

Total Liabilities                                $ 676,091    $ 805,759
_________________________________________________________________________

Stockholders' Equity

Common Stock: $.001 Par; 20,000,000 Shares
  Authorized; 4,655,310 Shares Issued and
  Outstanding                                        4,655        4,655
Additional Paid-In Capital                         336,381      336,381
Deficit                                           (276,230)    (276,466)
_________________________________________________________________________

Total Stockholders' Equity                          64,806       64,570
_________________________________________________________________________

Total Liabilities and Stockholders' Equity       $ 740,897    $ 870,329
_________________________________________________________________________


REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
_________________________________________________________________________

                                     Common
                                     Stock     Additional         Total
                                   $.001 Par   Paid-In          Stockholders'
                           Shares    Value     Capital  Deficit   Equity
_________________________________________________________________________

Balance-January 1, 2001  4,655,310  $ 4,655  $ 405,426 $(359,928) $ 50,153

Dissolution of Subsidiary
                RENI           ---      ---    (69,045)   68,811      (234)

Net Income - 2001              ---      ---        ---    14,651    14,651
_________________________________________________________________________

Balance-December 31,2001 4,655,310    4,655     336,381 (276,466)   64,570

Net Income - 2002              ---      ---         ---      236       236
_________________________________________________________________________

Balance-December 31,2002 4,655,310  $ 4,655   $ 336,381 (276,230) $ 64,806
_________________________________________________________________________















REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS
_________________________________________________________________________

Years Ended December 31,                              2002        2001
_________________________________________________________________________

Revenues
Rental Income                                     $ 126,905    $ 145,195
Management Services                                  13,641       14,431
Commissions                                          17,970       16,275
_________________________________________________________________________

Total Revenues                                      158,516      175,901
_________________________________________________________________________

Expenses
Direct Expenses
Depreciation                                         32,568       34,192
Interest                                             38,136       60,937
Real Estate Taxes and Insurance                      31,913       30,880
Repairs and Maintenance                              18,046       14,046
Other Direct Expenses                                 6,127        7,801
_________________________________________________________________________

Total Direct Expenses                               126,790      147,856

General and Administrative Expenses                  37,209       38,345

Bad Debts Expense                                     3,600          ---
_________________________________________________________________________

Total Expenses                                      167,599      186,201
_________________________________________________________________________

Loss Before Other Income and (Expenses)              (9,083)     (10,300)

Other Income and (Expenses)
Interest and Other Income                               215          218
Gain on Sale of Land Held for Investment                ---       41,174
Gain (Loss) on Sale of Revenue Producing Assets       9,104      (16,441)
_________________________________________________________________________

Income Before Provision for Taxes                       236       14,651

Provision for Taxes                                     ---          ---
_________________________________________________________________________

Net Income                                            $ 236       14,651
_________________________________________________________________________

Weighted Average Number of Common
Shares Outstanding                                4,655,310    4,655,310

Income per Common Share - Basic and Diluted          $ 0.00       $ 0.00
_________________________________________________________________________


REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS
_________________________________________________________________________

Years Ended December 31,                               2002        2001
_________________________________________________________________________

Cash Flows from Operating Activities

Net Income                                           $  236     $ 14,651

Adjustments to Reconcile Net Income
  to Net Cash Flows from Operating Activities:
Bad Debts Expense                                     3,600          ---
Depreciation                                         34,450       36,333
(Gain) Loss on Sale of Revenue Producing Assets      (9,104)      16,441
Gain on Sale of Land Held for Investment                ---      (41,174)

Changes in Assets and Liabilities:
Other Current Assets                                (10,445)       4,033
Accounts Payable and Accrued Expenses                 3,773       (9,344)
_________________________________________________________________________

Net Cash Flows from Operating Activities             22,510       20,940
_________________________________________________________________________

Cash Flows from Investing Activities
Acquisition of Office Equipment                         ---         (991)
Improvements to Income Producing Properties          (8,690)      (9,701)
Proceeds from Sale of Revenue Producing Assets        9,698       97,167
Proceeds from Sale of Land Held for Investment          ---       65,174
Proceeds from Insurance Company for
Replacement of Damaged
Revenue Producing Asset                               3,200          ---
_________________________________________________________________________

Net Cash Flows from Investing Activities              4,208      151,649
_________________________________________________________________________

Cash Flows from Financing Activities

Repayment of Mortgages                              (13,489)    (170,299)
Change in Due to Stockholder                         (1,913)      (9,661)
_________________________________________________________________________

Net Cash Flows from Financing Activities            (15,402)    (179,960)
_________________________________________________________________________

Net Change in Cash and Cash Equivalents              11,316       (7,371)
Cash and Cash Equivalents - Beginning of Year        10,742       18,113
_________________________________________________________________________
Cash and Cash Equivalents - End of Year            $ 22,058     $ 10,742
_________________________________________________________________________

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida


CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
_________________________________________________________________________

Years Ended December 31,                               2002        2001
_________________________________________________________________________


SUPPLEMENTARY DISCLOSURES
_________________________________________________________________________

Interest Paid                                         $ 38,622   $ 63,935
Income Taxes Paid                                     $    ---   $    ---
_________________________________________________________________________

NON-CASH INVESTING AND FINANCING ACTIVITIES
_________________________________________________________________________

Disposal of Revenue Producing Assets:
Reduction of Bank Mortgage Financing                   $ 58,749  $ 208,408
Reduction of Mortgage (Stockholder) Financing          $ 25,053  $  69,683
Net Book Value of Disposed Revenue Producing Assets    $ 84,396  $ 393,664
_________________________________________________________________________





























REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________

Note A-Nature of Operations and Summary of Significant Accounting Policies
       Nature of Operations
       The business was incorporated on August 24, 1994 under the laws of the state of Delaware. The principal business activity is carried on through the wholly owned subsidiary, Ricketts Enterprises International, Inc. ("REI"), a Florida Corporation. REI is a duly licensed real estate corporation in the state of Florida and is presently active in the ownership, management, and sale of residential real estate in the states of Florida,and Texas.

       Principles of Consolidation
       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ricketts Enterprises International, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The former wholly owned subsidiary, Ricketts Enterprises of Naples, Inc. ("RENI") was dissolved in 2001 as discussed in Note F.

       Segment Data, Geographic Information, and Significant Customers
       The Company operates in the rental real estate industry and receives rental revenues from third party tenants located in Florida and Texas. Approximately 80% of revenues are from rental operations, 20% from commissions and management fees, and less than 1% from interest and other income.

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

       Revenue Producing Assets and Depreciation
       Revenue producing assets consist of land and buildings which are stated at cost, less the buildings' accumulated depreciation computed on the straight-line method over the estimated useful lives of 28 years.

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

				- continued -

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________

Note A-Nature of Operations and Summary of Significant Accounting Policies - continued

       Long-Lived Assets
       The revenue producing assets are considered long-lived assets and are reviewed for impairment in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition in determining their fair value. When required, impairment losses on assets to be held and used are recognized based on the difference between the fair value and the carrying amount of the assets. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

       Net Income Per Common Share
       Net income per common share is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for each period. Diluted earnings per share are identical to basic earnings per share for the periods presented since the Company has no stock options, warrants, or convertible securities.

       Income Taxes
       The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets have been reduced in full by a valuation allowance for temporary differences and net operating loss and tax credit carryforwards expected to expire unused. Deferred income tax expense represents the change in net deferred assets and liability balances.

       				- continued -

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________

Note A-Nature of Operations and Summary of Significant Accounting Policies - continued

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

       Concentrations of Credit Risk
       Financial instruments which potentially expose the Company to significant concentrations of credit risk consist principally of bank deposits and rents receivable. Cash is placed primarily in high quality short-term interest bearing financial instruments. The Company performs evaluations of its clients' financial condition and timely collection procedures on rents receivable.

       Fair Value of Financial Instruments
       The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximated fair value as of December 31, 2001 and 2000 because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, approximated fair value as of December 31, 2001 and 2000 based upon current market rates for the same or similar debt issues.

       Recently Enacted Accounting Standards
       In June 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 applies to all exit or disposal activities initiated after December 31, 2002. SFAS 146 may impact the Company's future financial statements in the event that there are future business exit or disposal activities.

       In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 amends FASB Statement No. 123, Accounting for Stock- Based Compensation (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 123 has been amended to require disclosure of additional information concerning the effects of stock-based employee compensation on earnings. Finally, SFAS 148 amends APB Opinion 28, Interim Financial Reporting, to call for disclosure of SFAS 123 proforma information on a quarterly basis. SFAS 148 is effective for fiscal years ending after December 15, 2002. Interim quarterly disclosures are required for reports containing condensed financial statements for periods beginning after December 15, 2002.

				- continued -


REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________

Note A-Nature of Operations and Summary of Significant Accounting Policies
       - continued

       Recently Enacted Accounting Standards - continued

       The Company has adopted SFAS 148, for the fiscal year ended December 31, 2002, and has determined it has had no impact on the financial position and results of its operations for the year ended December 31, 2002.

       Reclassifications
       Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

Note B-Revenue Producing Assets
       Revenue producing assets consisted of the following:
       __________________________________________________________________
        December 31,                                  2002       2001
       __________________________________________________________________

       Land                                       $ 101,620   $ 110,620
       Apartment Buildings                          709,365     790,365
       Building Improvements                         40,814      36,502
       __________________________________________________________________
                                                  $ 851,799   $ 937,487
       Less:Accumulated Depreciation                162,644     136,858
       __________________________________________________________________
       Net Revenue Producing Assets               $ 689,155   $ 800,629
       __________________________________________________________________
       Depreciation expense for the years ended December 31, 2002 and 2001 was $32,568 and $34,192, respectively.

Note C-Office Property and Equipment
       Office property and equipment consisted of the following:
       __________________________________________________________________
       December 31,                                    2002       2001
       __________________________________________________________________

       Office Equipment                             $ 13,652    $ 13,652
       Office Furniture                                7,644       7,644
       __________________________________________________________________
                                                    $ 21,296    $ 21,296
       Less: Accumulated Depreciation                 18,470      16,588
       __________________________________________________________________
       Net Office Property and Equipment            $  2,826    $  4,708
       __________________________________________________________________
       Depreciation expense for the years ended December 31, 2002 and 2001 was $1,882 and $2,141, respectively.


REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________

Note D-Mortgages Payable
       Mortgages payable to banks consisted of the following:
      ___________________________________________________________________
       December 31,                                  2002       2001
      ___________________________________________________________________

       Washington Mutual Bank
       Mortgage on property located at 5326
       Jennings Street in Naples, Florida, due
       March 2029, payable in monthly payments
       of $313 including principal and interest
       at the bank's index plus 2.90% (effective
       rate of 4.966% at December 31, 2002).        $ 44,537    $ 45,807

       Mortgage on property located at 5330
       Jennings Street in Naples, Florida, due
       March 2029, payable in monthly payments
       of $306 including principal and interest
       at the bank's index plus 2.90% (effective
       rate of 4.966% at December 31, 2002).          43,507      44,716

       Mortgage due on property located at 5247-
       49 24th Avenue SW in Naples, Florida, due
       January 2029, payable in monthly payments
       of $478 including principal and interest
       at the bank's index plus 2.50% (effective
       rate of 4.566% at December 31, 2002).           72,966     74,817

       Mortgage due on property located at 1110
       SE 9th Court in Cape Coral, Florida, due
       January 2029,payable in monthly payments
       of $339 including principal and interest
       at the bank's index plus 2.50% (effective
       rate of 4.566% at December 31, 2002).           51,660     52,971

       Mortgage due on property located at 1009
       SE 9th Avenue in Cape Coral, Florida, due
       January 2029, payable in monthly payments
       of $365 including principal and interest
       at the bank's index plus 2.50% (effective
       rate of 4.566% at December 31, 2002).           55,704     57,117

       Mortgage due on property located at 205
       SW 33rd Street in Cape Coral, Florida, due
       January 2029, payable in monthly payments
       of $395 including principal and interest
       at the bank's index plus 2.45% (effective
       rate of 4.516% at December 31, 2002).           60,457     61,997
       __________________________________________________________________

                                                     - continued -

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________

Note D-Mortgages Payable - continued
       __________________________________________________________________
       December 31,                                     2002      2001
       __________________________________________________________________

       Washington Mutual Bank - continued
       Mortgage due on property located at 222
       Willoughby Drive in Naples, Florida, due
       January 2029, payable in monthly payments
       of $649 including principal and interest
       at the bank's index plus 2.45% (effective
       rate of 4.516% at December 31, 2002).          $ 99,455 $ 102,056

       Mortgage on property located at 1743
       54th Street SW in Naples, Florida.
       Paid in full upon sale of the property
       in April 2002.                                      ---    58,672
       __________________________________________________________________

       Total Mortgages Payable - Banks                $ 428,286 $ 498,153
       __________________________________________________________________

       Mortgages payable to stockholder consisted of the following:
       __________________________________________________________________
       December 31,                                     2002      2001
       __________________________________________________________________

       Garfield Ricketts
       Mortgage due on property located at 5247-
       49 24th Avenue SW in Naples, Florida,
       payable in monthly payments of $253
       including principal and interest at
       7%. Balloon payment is due January 2004.       $ 36,364  $ 36,834

       Mortgage due on property located at 1110
       SE 9th Court in Cape Coral, Florida,
       payable in monthly payments of $229
       including principal and interest at 7%.
       Balloon payment is due January 2004.             32,938    33,364

       Mortgage due on property located at 1009
       SE 9th Avenue in Cape Coral, Florida,
       payable in monthly payments of $201
       including principal and interest at
       7%. Balloon payment is due January 2004.         28,900    29,273

       Mortgage due on property located at 205
       SW 33rd Street in Cape Coral, Florida,
       payable in monthly payments of $208
       including principal and interest at
       7%.  Balloon payment is due January 2004.        29,952    30,339
       __________________________________________________________________

                                                - continued -
                                  F-12


REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________

Note D-Mortgages Payable - continued
     ____________________________________________________________________
       December 31,                                     2002      2001
     ____________________________________________________________________

     Garfield Ricketts - continued

     Mortgage due on property located at 222
     Willoughby Drive in Naples, Florida,
     payable in monthly payments of $339
     including principal and interest at
     7%. Balloon payment is due January 2004.        $ 48,805   $ 49,435

     Mortgage on property located at 1743
     54th Street SW in Naples, Florida.
     Paid in full upon sale of the property
     in April 2002.                                       ---     25,138
     ____________________________________________________________________
     Total Mortgages Payable - Stockholder           $ 176,959 $ 204,383
     ____________________________________________________________________
     Aggregate annual maturities of mortgages for the five years succeeding December 31, 2001 and thereafter are as follows:

           2003          2004        2005          2006          2007
     ____________________________________________________________________
         $ 17,286     $ 189,605   $ 16,036     $ 16,795       $ 17,590
     ____________________________________________________________________
      Interest expense for the years ended December 31, 2002 and 2001 was $38,136 and $60,937, respectively.

Note E-Related Party Transactions
       The Company rents the office building for its corporate headquarters located in Naples, Florida for $575 per month, based on a month-to-month agreement, from Garfield Ricketts, a 62% stockholder. The Company had acquired the office building in March 2000, with the acquisition of the subsidiary, Ricketts Enterprises of Naples, Inc. The building was then transferred back to the stockholder upon dissolution of the subsidiary in 2001. Rent expense for each of the years ended December 31, 2002 and 2001 was $6,900 and is included in general and administrative expenses.

       The Company provides real estate management services for Garfield Ricketts, a 62% stockholder, which includes the collection of rents for his personal rental properties and the disbursement of related expenses. The Company receives 10% of the gross rents collected for this service. Amounts received in 2002 and 2001 were $5,181 and $6,925, respectively. Due to Stockholder represents amounts owed to Garfield Ricketts for collection of rents on his personal properties.

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________

Note F-Dissolution of Subsidiary
       RENI, the Company's former wholly owned subsidiary was dissolved in 2001. The subsidiary was originally acquired in 2000 for the purpose of acquiring revenue producing assets consisting of six residential properties and one commercial office property. Three of the residential properties were sold to independent third parties in the fourth quarter of 2000. Two of the residential properties were sold to independent third parties in the first quarter of 2001. In 2001, the net assets of the remaining residential property were transferred to REI and the net assets of the commercial office property located at 1051 Fifth Avenue North in Naples, Florida were transferred back to Garfield Ricketts, a 62% stockholder. The net loss on the disposal of the revenue producing assets in 2001, in the amount of $16,441, is reported in the other income and expenses component of continuing operations in the consolidated statement of operations.

Note G-Disposal of Land Held for Investment
       In the third quarter of 2001, the Company sold the three parcels of land held for investment. The cost basis of the properties was $24,000. The gain on sale of the land in the amount of $41,174 is reported in the other income and expenses component of continuing operations in the consolidated statement of operations.

Note H-Disposal of Revenue Producing Asset
       In April 2002, the Company sold one residential property to an independent third party. The gain on sale of revenue producing asset of $9,104 is reported in the other income and expenses component of continuing operations in the consolidated statement of operations.

Note I-Subsequent Events
       On January 15, 2003, the Company sold the residential property located at 222 Willoughby Drive in Naples, Florida, to an independent third party.













Item 1. N/A

Item 2.        Disposition of Assets

On May 2, 2002, Ricketts Enterprises International Inc, a subsidiary of REII Incorporated (the "Company") disposed of One (1) residential building held for investment purposes.

        The total selling price of the one residential building is follows:

        1743 54 Street S.W. Golden Gate FL 34116      $ 93,500.00

                                                       ----------
        Gross Sales prices                            $ 93,500.00


       Cost of Sales Action                           $    366.00.
                                                       ----------
       Net Income from Sale                           $ 93,134.00

       The Historical value of this property as carried on the company's books was $ 90,000.00 thereby showing a net profit on this transaction of $3,134.00
 The income from this sale will be added to company's working capital.






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
       NAME                      AGE                   POSITION
      ------                     ----                  --------
Garfield H. Ricketts              74           President/CEO/Director

Karen Ricketts                    42           Vice President/Director

Una M. Ricketts                   70           Secretary/Treasurer/Director

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



   Name and                     Annual          Other Annual    All Other
   Principal Position   Year   Salary   Bonus  Compensation   Compensation
   ------------------   ----   ------   -----  ------------   ------------
Garfield Ricketts       2000      0       0        0               0
President & CEO         2001      0       0        0               0
                        2002      0       0        0               0

Una Ricketts            2000      0       0        0               0
Secretary/Treasurer     2001      0       0        0               0
                        2002      0       0        0               0

karen Ricketts          2000      0       0        0               0
VP/Director             2001      0       0        0               0
                        2002      0       0        0               0

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

Name and Address of                 Amount and Nature of         Percent of
Beneficial owner                    Beneficial Ownership        Class (1)
--------------------                --------------------        ----------

Garfield H Ricketts                   2,909,569  (1)              62.50%
7751 Naples Heritage DR.
Naples, FL 34112

Una M. Ricketts                         700,000  (2)              15.04%
7751 Naples Heritage DR.
Naples, FL 34112

Karen Ricketts                           17,000  (3)               0.37%
13 Terrace Circle, Apt 2G
Great Neck NY 11021

All Directors and Executive
Officers as a group (3 Persons)       3,626,569                   77.91%

Notes: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated.

Note 1: Based upon the 4,655,310 shares of Common Stock being issued and outstanding on December 31, 2002, there are no outstanding options for the purchase of shares of the Company's Stock.

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


				  PART IV

ITEM 1
EXKIBITS AND REPORTS ON FORM 8-k

ITEM 2
EXHIBIT  13   NONE