Form 10QSB
period 2003-03-31
REII INC
filed 2003-05-08
CIK 743241

UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON DC 20549

				FORM 10-QSB

	       QUARTERLY REPORT PUSRUANT TO SECTION 13 OR 15 (d) THE
			  SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ending March 31, 2003  Commission File Number 21-16563-B

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

		  Yes  [X]                             No_____


   As of March 31, 2003 4,655,310 shares of common stock, $.001 par were outstanding.












        REII INCORPORATED AND SUBSIDIARY
	(A DELAWARE CORPORATION)
	Naples, Florida


                               FINANCIAL REPORTS
                                     AT
                               MARCH 31, 2003


REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida


TABLE OF CONTENTS
____________________________________________________________________

Independent Accountants' Report                                 F-1

Consolidated Balance Sheets at March 31, 2003 (Unaudited)
  and December 31, 2002                                         F-2

Consolidated Statements of Operations for the Three Months
  Ended March 31, 2003 and 2002 (Unaudited)                     F-3

Consolidated Statements of Cash Flows for the Three Months
  Ended March 31, 2003 and 2002 (Unaudited)                     F-4

Notes to Consolidated Financial Statements                      F-5



















                INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors
   and Stockholders
REII Incorporated and Subsidiary
(A Delaware Corporation)
Naples, Florida


	We have reviewed the accompanying consolidated balance sheet of REII Incorporated and Subsidiary as of March 31, 2003 and the related consolidated statements of operations and cash flows for the three months ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

	We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to the financial data and of making inquiries of persons responsible for financial accounting matters.It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

	Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

	We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of REII Incorporated and Subsidiary as of December 31, 2002 (presented herein), and the related consolidated statements of changes in stockholders' equity, operations, and cash flows for the year then ended (not presented herein), and in our report dated February 21, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002 is fairly stated, in all material respects. No auditing procedures have been performed subsequent to the date of our report.




/s/ Rotenberg & Co., LLP


Rotenberg & Co., LLP
Rochester, New York
  April 25, 2003

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida



CONSOLIDATED BALANCE SHEETS
___________________________________________________________________________

                                           (Unaudited)
                                             March 31,        December 31,
                                              2003               2002
___________________________________________________________________________

ASSETS

Revenue Producing Assets -
  Net of Accumulated Depreciation           $ 545,974          $ 689,155
Cash and Cash Equivalents                      42,433             22,058
Other Current Assets                           14,198             10,028
Tenant Escrow Account                           9,586             16,830
Office Property and Equipment -
   Net of Accumulated Depreciation              2,838              2,826
___________________________________________________________________________

Total Assets                                $ 615,029          $ 740,897
___________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Mortgages Payable - Banks                   $ 282,108          $ 428,286
Mortgages Payable - Stockholder               127,722            176,959
Accounts Payable and Accrued Expenses          10,315             11,975
Tenant Escrow Liability                         9,586             16,830
Due to Stockholder                             42,041             42,041
___________________________________________________________________________

Total Liabilities                             471,772            676,091
___________________________________________________________________________

Stockholders' Equity
Common Stock:
$.001 Par; 20,000,000 Shares Authorized,
4,655,310 Shares Issued and Outstanding         4,655              4,655
Additional Paid-In Capital                    336,381            336,381
Deficit                                      (197,779)          (276,230)
___________________________________________________________________________

Total Stockholders' Equity                    143,257             64,806
___________________________________________________________________________

Total Liabilities and Stockholders' Equity  $ 615,029          $ 740,897

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
___________________________________________________________________________

Three Months Ended March 31,                   2003               2002
___________________________________________________________________________

Revenues
Rental Income                                $ 28,465            36,348
Management Services                               523             2,687
___________________________________________________________________________
Total Revenues                                 28,988            39,035
___________________________________________________________________________

Expenses
Direct Expenses
Depreciation                                    9,716             8,533
Interest                                        6,437            11,383
Real Estate Taxes and Insurance                 7,797             7,538
Repairs and Maintenance                         2,385             1,678
Other Direct Expenses                           1,237             1,938
___________________________________________________________________________
Total Direct Expenses                          27,572            31,070

General and Administrative Expenses            10,167             9,307

Bad Debts Expense                                 975               ---
___________________________________________________________________________

Total Expenses                                 38,714            40,377
___________________________________________________________________________

Loss Before Other Income                       (9,726)           (1,342)

Other Income
Interest and Other Income                          56                17
Gain on Sale of Revenue Producing Assets       88,121               ---
___________________________________________________________________________

Income (Loss) Before Provision for Taxes       78,451            (1,325)

Provision for Taxes                               ---               ---
___________________________________________________________________________

Net Income (Loss) for the Period             $ 78,451          $ (1,325)
___________________________________________________________________________

Weighted Average Number of Common
Shares Outstanding                          4,655,310          4,655,310

Income (Loss) Per Common Share -
Basic and Diluted                            $   0.02           $  (0.00)

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
___________________________________________________________________________
Three Months Ended March 31,                        2003          2002
___________________________________________________________________________

Cash Flows from Operating Activities

Net Income (Loss) for the Period                  $ 78,451      $ (1,325)

Adjustments to Reconcile Net Income (Loss) for the

Period to Net Cash Flows from Operating Activities:
Bad Debts Expense                                      975            ---
Depreciation                                        10,010          9,004
Gain on Sale of Revenue Producing Assets           (88,121)           ---

Changes in Assets and Liabilities:
Other Current Assets                                (5,145)        (6,382)
Accounts Payable and Accrued Expenses               (1,660)         4,434
___________________________________________________________________________
Net Cash Flows from Operating Activities            (5,490)         5,731
___________________________________________________________________________

Cash Flows from Investing Activities
Acquisition of Office Equipment                       (306)           ---
Improvements to Income Producing Properties         (1,691)        (1,133)
Proceeds from Sale of Revenue Producing Assets     123,822            ---
___________________________________________________________________________
Net Cash Flows from Investing Activities           121,825         (1,133)
___________________________________________________________________________

Cash Flows from Financing Activities
Repayment of Mortgages                             (95,960)        (2,906)
Change in Due to Stockholder                           ---         (1,086)
___________________________________________________________________________
Net Cash Flows from Financing Activities           (95,960)        (3,992)
___________________________________________________________________________

Net Change in Cash and Cash Equivalents             20,375            606
Cash and Cash Equivalents - Beginning of Period     22,058         10,742
___________________________________________________________________________
Cash and Cash Equivalents - End of Period         $ 42,433       $ 11,348
___________________________________________________________________________
SUPPLEMENTARY DISCLOSURES
___________________________________________________________________________
Interest Paid                                     $ 11,232       $ 16,096
Income Taxes Paid                                 $    ---       $    ---
___________________________________________________________________________
NON-CASH INVESTING AND FINANCING ACTIVITIES
___________________________________________________________________________
Disposal of Revenue Producing Assets:
Reduction of Bank Mortgage Financing              $ 99,455         $   ---
Net Book Value of Disposed
 Revenue Producing Assets                        $ 135,156         $   ---
___________________________________________________________________________

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________

Note A -	Basis of Presentation
      The condensed consolidated financial statements of REII Incorporated and Subsidiary (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's annual report on Form 10-KSB.

      The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include the acquisition of additional income producing properties, sale or disposal of income producing properties, mortgage refinancing, and general and administrative costs required to meet SEC reporting obligations. Certain financial information that is not required for interim financial reporting purposes has been omitted.

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

Note C -  Other Matters
Disposal of Revenue Producing Assets
In January 2003, the Company sold one residential property to an independent third party. The gain on sale of revenue producing assets of $88,121 is reported in the other income component of continuing operations in the consolidated statement of operations.

REII INCORPORATED AND SUBSIDIARY
___________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue Sources

The Company generates revenue primarily from the rental of residential property, representing approximately 95% of total revenues, and real estate management services, representing approximately 5% of total revenues.

Financial Condition and Liquidity

The Company's source of working capital is from rental operating activities and prior capital contributions from stockholders. The Company has not borrowed any moneys from financial institutions for working capital needs. All debts of the Company are first mortgages on income producing properties.

Net cash provided by operating activities for the three month periods ended March 31, 2003 and 2002 was negative $5,490 and positive $5,731, respectively. The fluctuation is primarily due to the timing of payments of current liabilities and expenses.

Market Risk and Contingent Liabilities

The Company is exposed to financial market risk due to changes in interest rates. The Company does not engage in speculative or leveraging transactions, nor does it hold or issue financial instruments for trading purposes.

The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. Currently, all of the Company's debts are first mortgages, collateralized by the respective income producing properties. Fluctuations in interest rates may affect the fair value of the Company's debt. At March 31, 2003, the carrying value of long-term debt, including the current portion, approximated fair value based upon current market rates for the same or similar debt issues.

Management of the Company believes that there are no commitments, uncertainties, or contingent liabilities that will have a materially adverse effect on the consolidated financial position or operations of the Company and is of the opinion that inflation has not and will not have a material effect on operations.


REII INCORPORATED AND SUBSIDIARY
___________________________________________________________________________

Capital Expenditures, Dispositions and Financing Requirements

There were no real property acquisitions during the three month periods ended March 31, 2003 and 2002.

In January 2003, the Company sold one revenue producing property to an independent third party. The Company recorded a gain on the disposal of the asset in the three month period ended March 31, 2003 of $88,121.

Capital expenditures for improvements to income producing properties during the three month periods ended March 31, 2003 and 2002 totaled $1,691 and $1,133, respectively.

Capital expenditures for office equipment additions during the three month periods ended March 31, 2003 and 2002 totaled $306 and $-0-, respectively.

Net cash provided by investing activities for the three month periods ended March 31, 2003 and 2002 was positive $121,825 and negative $1,133, respectively. The fluctuation is primarily due to the proceeds from the sale of revenue producing assets in 2003.

Net cash used in financing activities for the three month periods ended March 31, 2003 and 2002 was $95,960 and $3,992, respectively. The fluctuation is due to the sale of revenue producing assets in 2003.




REII INCORPORATED AND SUBSIDIARY
___________________________________________________________________________

Three Months Ended March 31, 2003 Compared With Three Months Ended
March 31, 2002

Net Income (Loss)
The Company reported net income of $78,451 for the three months ended
March 31, 2003, compared to a net loss of $1,325 for the three months ended March 31, 2002. The loss in 2002 was primarily due to depreciation and maintenance of the revenue producing assets. The net income in 2003 was primarily due to a realized gain on the sale of revenue producing assets.

Revenues
Total revenues for the three months ended March 31, 2003 decreased by $10,047 (25.7%) to $28,988 from $39,035 for the three months ended
March 31, 2002. The decrease was due primarily to a reduction in rental income due to the disposal of revenue producing assets in 2003 and 2002.

Direct Expenses
Direct expenses for the three months ended March 31, 2003 decreased by $3,498 (11.3%) to $27,572 from $31,070 for the three months ended
March 31, 2002. The decrease was due primarily to the decrease in interest expense due to the overall decrease in the bank mortgages' variable interest rates and mortgages that were paid in full from the sale of revenue producing assets in 2003 and 2002.

General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2003 increased by $860 (9.2%) to $10,167 from $9,307 for the three months ended March 31, 2002. The increase was due primarily to the increase in professional fees.

Bad Debts Expense
The Company reported $975 in bad debts expense for the three months ended March 31, 2003, compared to $-0- in bad debts expense for the three months ended March 31, 2002. The expense in 2003 was due to the write-off of uncollectible rental income receivables.

Other Income
The Company reported $56 in interest income and $88,121 in other income for the three months ended March 31, 2003, compared to $17 in interest income and $-0- in other income for the three months ended March 31, 2002.
The other income in 2003 consisted of the gain on sale of revenue producing assets.

Income Taxes
There was no provision for income tax for the three months ended March 31, 2003 and 2002. In 2003, the Company had sufficient net operating loss carryforwards to offset the income of $78,451. The Company was operating at a loss during 2002. The Company has set-up a valuation allowance to reserve against its deferred tax assets arising from net operating loss carryforwards. The Company has fully reserved for its deferred tax assets for the periods presented, therefore, there are no material deferred tax asset balances.


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

ITEM 4
        Submission of Matters to a vote of Security Holders.
 On December 30, 2002 the annual meeting of the Company was held at the Company's principal office, at 1051-5th Avenue North in Naples Florida.
 Of the 4,655,310 shares outstanding, 3,633,235 were represented in person and by proxy. The sole purpose of the meeting was to re-elect the Officers and Directors.
 The following officers and Directors were unanimously elected.
        Garfield Ricketts     Director/ Chairman/CEO
        Una M. Ricketts       Director/Secretary/Treasurer
        Karen Ricketts        Director

  There were no setlements or matters or solicitations under Rule 14a-11

  ITEM 5
         Other Matters

         None

  ITEM 6

        Exhibits and reports

            None





                                 SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized


                               REII INCORPORATED.

                      By  s/s Garfield Ricketts. Chief Executive Officer
                            ____________________________________
                              Garfield Ricketts. Chief Executive Officer

                      By  s/s Una Ricketts. Secretary / Treasurer
                             _________________________________
                              Una Ricketts. Secretary / Treasurer


                                 CERTIFICATION

	In connection with the Annual Report of REII Incorporated. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, Garfield Ricketts, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.


Date:  May 6, 2003

                s/s Garfield Ricketts President/Chief Executive Officer
                    ___________________________________________
                    Garfield Ricketts, President/Chief Executive Officer



                   CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT

I, Garfield Ricketts, the Chief Executive Officer of REII Incorporated, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of REII
Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors
(or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 6, 2003         s/s Garfield Ricketts- Chief Executive Officer
                                    ___________________________________
                                  Garfield Ricketts Chief Executive Officer