Form 10QSB
period 2003-06-30
REII INC
filed 2003-08-12
CIK 743241

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON DC 20549

                                    FORM 10-QSB

                QUARTERLY REPORT PUSRUANT TO SECTION 13 OR 15 (d) THE
                             SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ending June 30, 2003  Commission File Number 21-16563-B

                                REII INCORPORATED
                        (Formerly Bap Acquisition Corp.)
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                       51-0373876
    -----------------------------                     ---------------------
   (State or other Jurisdiction of                    (IRS Employee Number)
   (Incorporation Or Organization)

           1051 FIFTH AVENUE NORTH, NAPLES, FLORIDA         34102
           ----------------------------------------       ----------
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

   Yes [X]     No
                 -----

   As of June 30, 2003 4,655,310 shares of common stock, $.001 par were outstanding.

                        REII INCORPORATED AND SUBSIDIARY
                            (A DELAWARE CORPORATION)
                                 NAPLES, FLORIDA

                     --------------------------------------
                                FINANCIAL REPORTS
                                       AT
                                  JUNE 30, 2003
                     --------------------------------------

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA




TABLE OF CONTENTS
---------------------------------------------------------------------------

Independent Accountants' Report                                         F-1

Consolidated Balance Sheets at June 30, 2003 (Unaudited)
  and December 31, 2002                                                 F-2

Consolidated Statements of Operations for the Three and Six Months
  Ended June 30, 2003 and 2002 (Unaudited)                              F-3

Consolidated Statements of Cash Flows for the Six Months
  Ended June 30, 2003 and 2002 (Unaudited)                              F-4

Notes to Consolidated Financial Statements                              F-5

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
   and Stockholders
REII Incorporated and Subsidiary
(A Delaware Corporation)
Naples, Florida


         We have reviewed the accompanying consolidated balance sheet of REII Incorporated and Subsidiary as of June 30, 2003, the related consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to the financial data and of making inquiries of persons responsible for financial accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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



/s/ Rotenberg & Co., LLP
------------------------
Rotenberg & Co., LLP
Rochester, New York
July 21, 2003

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------
                                                              (UNAUDITED)
                                                               JUNE 30,            DECEMBER 31,
                                                                 2003                 2002
------------------------------------------------------------------------------------------------
ASSETS
Revenue Producing Assets -
  Net of Accumulated Depreciation                              $ 541,258             $ 689,155
Cash and Cash Equivalents                                         31,696                22,058
Other Current Assets                                              13,858                10,028
Tenant Escrow Account                                             18,953                16,830
Office Property and Equipment -
  Net of Accumulated Depreciation                                  2,545                 2,826
------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                   $ 608,310             $ 740,897
------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Mortgages Payable - Banks                                      $ 279,909             $ 428,286
Mortgages Payable - Stockholder                                  127,282               176,959
Accounts Payable and Accrued Expenses                             18,679                11,975
Tenant Escrow Liability                                           18,953                16,830
Due to Stockholder                                                28,066                42,041
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                472,889               676,091
------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common Stock: $.001 Par; 20,000,000 Shares
              Authorized, 4,655,310 Shares
              Issued and Outstanding                               4,655                 4,655

Additional Paid-In Capital                                       336,381               336,381
Deficit                                                         (205,615)             (276,230)
------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                       135,421                64,806
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 608,310             $ 740,897
------------------------------------------------------------------------------------------------



   The accompanying notes are an integral part of these financial statements.

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months                        Six Months
                                                                    Ended June 30,                     Ended June 30,
                                                                 2003            2002               2003            2002
-------------------------------------------------------------------------------------------------------------------------
REVENUES
Rental Income                                               $  26,187       $  33,916          $  54,652       $  70,264
Management Services                                               170           8,225                693          10,912
Commissions                                                     6,450          13,650              6,450          13,650
-------------------------------------------------------------------------------------------------------------------------

TOTAL REVENUES                                                 32,807          55,791             61,795          94,826
-------------------------------------------------------------------------------------------------------------------------

EXPENSES
DIRECT EXPENSES
Depreciation                                                    7,938           7,968             17,654          16,501
Interest                                                        5,255           9,801             11,692          21,184
Real Estate Taxes and Insurance                                 8,621           7,286             16,418          14,824
Repairs and Maintenance                                         5,798           3,748              8,183           5,426
Other Direct Expenses                                           1,865           1,276              3,102           3,214
-------------------------------------------------------------------------------------------------------------------------

TOTAL DIRECT EXPENSES                                          29,477          30,079             57,049          61,149

GENERAL AND ADMINISTRATIVE EXPENSES                             9,423           8,493             19,590          17,800

BAD DEBTS EXPENSE                                               1,800           3,600              2,775           3,600
-------------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                 40,700          42,172             79,414          82,549
-------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE OTHER INCOME                              (7,893)         13,619            (17,619)         12,277

OTHER INCOME
Interest and Other Income                                          57              44                113              61
Gain on Sale of Revenue Producing Assets                           --           9,104             88,121           9,104
-------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE PROVISION FOR TAXES                       (7,836)         22,767             70,615          21,442

Provision for Taxes                                                --              --                 --              --
-------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE PERIOD                            $  (7,836)      $  22,767          $  70,615       $  21,442
-------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                        4,655,310       4,655,310          4,655,310       4,655,310

INCOME (LOSS) PER COMMON SHARE -
  BASIC AND DILUTED                                         $   (0.00)       $   0.00           $   0.02        $   0.00
-------------------------------------------------------------------------------------------------------------------------



   The accompanying notes are an integral part of these financial statements.

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------------------

Six Months Ended June 30,                                                   2003                2002
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME FOR THE PERIOD                                               $ 70,615            $ 21,442

ADJUSTMENTS TO RECONCILE NET INCOME FOR THE
  PERIOD TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
Bad Debts Expense                                                          2,775               3,600
Depreciation                                                              18,241              16,972
Gain on Sale of Revenue Producing Assets                                 (88,121)             (9,104)

CHANGES IN ASSETS AND LIABILITIES:
Other Current Assets                                                      (6,605)             (6,382)
Accounts Payable and Accrued Expenses                                      6,704               4,434
------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                                   3,609              30,962
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Office Equipment                                             (306)                 --
Improvements to Income Producing Properties                               (4,913)             (1,133)
Proceeds from Sale of Revenue Producing Assets                           123,822                  --
------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                                 118,603              (1,133)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Mortgages                                                   (98,599)             (2,906)
Change in Due to Stockholder                                             (13,975)             (1,086)
------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                (112,574)             (3,992)
------------------------------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                                    9,638              25,837

Cash and Cash Equivalents - Beginning of Period                           22,058              10,742
------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                               $ 31,696            $ 36,579
------------------------------------------------------------------------------------------------------

SUPPLEMENTARY DISCLOSURES
------------------------------------------------------------------------------------------------------

Interest Paid                                                           $ 11,695            $ 21,033
Income Taxes Paid                                                          $  --                $ --
------------------------------------------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES
------------------------------------------------------------------------------------------------------

DISPOSAL OF REVENUE PRODUCING ASSETS:
Reduction of Bank Mortgage Financing                                    $ 99,455                $ --
Net Book Value of Disposed Revenue Producing Assets                    $ 135,156                $ --
------------------------------------------------------------------------------------------------------

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

          The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include the acquisition or disposal of income producing properties, mortgage refinancing, and general and administrative costs required to meet SEC reporting obligations. Certain financial information that is not required for interim financial reporting purposes has been omitted.

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

Net cash provided by operating activities for the six month periods ended June 30, 2003 and 2002 was $3,609 and $30,962, respectively. The decrease in 2003 is primarily due to the decrease in rental payments received from the sale of a profitable rental property, the decrease in commissions received, and the timing of payments of current liabilities and expenses.

MARKET RISK AND CONTINGENT LIABILITIES

The Company is exposed to financial market risk due to changes in interest rates. The Company does not engage in speculative or leveraging transactions, nor does it hold or issue financial instruments for trading purposes.

The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. Currently, all of the Company's debts are first mortgages, collateralized by the respective income producing properties. Fluctuations in interest rates may affect the fair value of the Company's debt. At June 30, 2003, the carrying value of long-term debt, including the current portion, approximated fair value based upon current market rates for the same or similar debt issues.

Management of the Company believes that there are no commitments, uncertainties, or contingent liabilities that will have a materially adverse effect on the consolidated financial position or operations of the Company and is of the opinion that inflation has not and will not have a material effect on operations.

CAPITAL EXPENDITURES, DISPOSITIONS AND FINANCING REQUIREMENTS

There were no real property acquisitions during the six month periods ended June 30, 2003 and 2002.

In January 2003, the Company sold one revenue producing property to an independent third party. The Company recorded a gain on the disposal of the asset in the six month period ended June 30, 2003 of $88,121.

Capital expenditures for improvements to income producing properties during the six month periods ended June 30, 2003 and 2002 totaled $4,913 and $1,133, respectively.

Capital expenditures for office equipment additions during the six month periods ended June 30, 2003 and 2002 totaled $306 and $-0-, respectively.

Net cash provided by investing activities for the six month periods ended June 30, 2003 and 2002 was positive $118,603 and negative $1,133, respectively. The fluctuation is primarily due to the proceeds from the sale of revenue producing assets in 2003.

Net cash used in financing activities for the six month periods ended June 30, 2003 and 2002 was $112,574 and $3,992, respectively. The increase in 2003 is primarily due to the sale of revenue producing assets.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

NET INCOME (LOSS)
The Company reported a net loss of $7,836 for the three months ended June 30, 2003, compared to net income of $22,767 for the three months ended June 30, 2002. The fluctuation is due to the sale of revenue producing assets in 2002.

REVENUES
Total revenues for the three months ended June 30, 2003 decreased by $22,984 (41.2%) to $32,807 from $55,791 for the three months ended June 30, 2002. The decrease was due primarily to a reduction in rental income due to the disposal of revenue producing assets.

DIRECT EXPENSES
Direct expenses for the three months ended June 30, 2003 decreased by $602 (2.0%) to $29,477 from $30,079 for the three months ended June 30, 2002. There was a decrease in interest expense due to the mortgage payoff from the sale of the rental property and due to the overall decrease in the bank mortgages' variable interest rates. There was an increase in repairs and maintenance expense, primarily in preparation for the sale of the rental property.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses for the three months ended June 30, 2003 increased by $930 (10.9%) to $9,423 from $8,493 for the three months ended June 30, 2002. The increase was due primarily to the increase in professional fees to meet SEC reporting requirements.

BAD DEBT EXPENSE
The Company recorded $1,800 in bad debt expense for the three months ended June 30, 2003, compared to $3,600 in bad debt expense for the three months ended June 30, 2002. The expense in both years was due to the write-off of uncollectible rental income receivables.

OTHER INCOME
Other income decreased by $9,091 (99.4%) from $9,148 for the three months ended June 30, 2002 to $57 for the three months ended June 30, 2003. The Company reported a gain on sale of revenue producing assets in the amount of $9,104 in 2003. The remaining other income for both years consisted of interest income.

INCOME TAXES
There was no provision for income taxes for the three months ended June 30, 2003 and 2002 because the Company had sufficient net operating loss carryforwards to offset its net income. The Company has set-up a valuation allowance to reserve against its deferred tax assets arising from net operating loss carryforwards. The Company has fully reserved for its deferred tax assets for the periods presented, therefore, there are no material deferred tax asset balances.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

NET INCOME (LOSS)
The Company reported net income of $70,615 for the six months ended June 30, 2003, compared to net income of $21,442 for the six months ended June 30, 2002. The fluctuation is due to the sale of revenue producing assets in 2003.

REVENUES
Total revenues for the six months ended June 30, 2003 decreased by $33,031 (34.8%) to $61,795 from $94,826 for the six months ended June 30, 2002. The decrease was due primarily to a reduction in rental income due to the disposal of revenue producing assets.

DIRECT EXPENSES
Direct expenses for the six months ended June 30, 2003 decreased by $4,100 (6.7%) to $57,049 from $61,149 for the six months ended June 30, 2002. The decrease was due primarily to the decrease in interest expense due to the overall decrease in the bank mortgages' variable interest rates and mortgages that were paid in full from the sale of revenue producing assets.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses for the six months ended June 30, 2003 increased by $1,790 (10.1%) to $19,590 from $17,800 for the six months ended June 30, 2002. The increase was due primarily to the increase in professional fees to meet SEC reporting requirements.

BAD DEBT EXPENSE
The Company recorded $2,775 in bad debt expense for the six months ended June 30, 2003, compared to $3,600 in bad debt expense for the six months ended June 30, 2002. The expense in both years was due to the write-off of uncollectible rental income receivables.

OTHER INCOME
The Company reported $113 in interest income and $88,121 gain on sale of revenue producing assets for the six months ended June 30, 2003, compared to $61 in interest income and $9,104 gain on the sale of revenue producing assets for the six months ended June 30, 2002.

INCOME TAXES
There was no provision for income taxes for the six months ended June 30, 2003 and 2002 because the Company had sufficient net operating loss carryforwards to offset its net income. The Company has set-up a valuation allowance to reserve against its deferred tax assets arising from net operating loss carryforwards. The Company has fully reserved for its deferred tax assets for the periods presented, therefore, there are no material deferred tax asset balances.

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

                      By  /s/ Garfield Ricketts. Chief Executive Officer
                             -------------------------------------------
                              Garfield Ricketts. Chief Executive Officer

                      By  /s/ Una Ricketts. Secretary / Treasurer
                             -------------------------------------------
                              Una Ricketts. Secretary / Treasurer

                                  CERTIFICATION

         In connection with the Quarterly Report of REII Incorporated. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Garfield Ricketts, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.


Date:  August 12, 2003 /s/ Garfield Ricketts President. Chief Executive Officer
                       --------------------------------------------------------
                       Garfield Ricketts, President. Chief Executive Officer

                CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT

I, Garfield Ricketts, the Chief Executive Officer of REII Incorporated, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of REII Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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


Date:  August 12, 2003          /s/ Garfield Ricketts- Chief Executive Officer
                                ----------------------------------------------
                                Garfield Ricketts Chief Executive Officer