Form 10QSB
period 2003-09-30
REII INC
filed 2003-11-13
CIK 743241

UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON DC 20549

				FORM 10-QSB

	       QUARTERLY REPORT PUSRUANT TO SECTION 13 OR 15 (d) THE
			  SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ending September 30,2003  Commission File Number 21-16563-B

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

		  Yes  [X]                             No_____


   As of September 30, 2003 4,655,310 shares of common stock, $.001 par were outstanding.


                   REII INCORPORATED AND SUBSIDIARY
                         (A DELAWARE CORPORATION)
                              Naples, Florida

                            FINANCIAL REPORTS
                                   AT
                           SEPTEMBER 30, 2003

                     REII INCORPORATED AND SUBSIDIARY
                         (A DELAWARE CORPORATION)
                            NAPLES, FLORIDA


                            TABLE OF CONTENTS


Consolidated Balance Sheets at September 30, 2003
(Unaudited) and December 31, 2002                             F-1

Consolidated Statements of Operations for the
Three and Nine Months   Ended September 30, 2003
and 2002 (Unaudited)                                          F-2

Consolidated Statements of Cash Flows for the
Nine Months   Ended September 30, 2003
and 2002 (Unaudited)                                          F-3 - F-4

Notes to Consolidated Financial Statements                    F-5





REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida


CONSOLIDATED BALANCE SHEETS
_________________________________________________________________________
                                        (Unaudited)
                                        September 30,      December 31,
                                           2003               2002

ASSETS

Revenue Producing Assets -
  Net of Accumulated Depreciation     $ 537,278           $ 689,155
Cash and Cash Equivalents                11,468              22,058
Other Current Assets                     16,335              10,028
Tenant Escrow Account                    14,466              16,830
Office Property and Equipment -
  Net of Accumulated Depreciation         2,251               2,826
__________________________________________________________________________
Total Assets                         $  581,798           $ 740,897
__________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
__________________________________________________________________________

Liabilities
Mortgages Payable - Banks            $  277,442           $ 428,286
Mortgages Payable - Stockholder         126,833             176,959
Accounts Payable and Accrued Expenses    18,492              11,975
Tenant Escrow Liability                  14,466              16,830
Due to Stockholder                       28,066              42,041
__________________________________________________________________________
Total Liabilities                    $  465,299           $ 676,091
__________________________________________________________________________

Stockholders' Equity
Common Stock:  $.001 Par; 20,000,000 Shares Authorized,
4,655,310 Shares Issued and
Outstanding                              4,655                4,655
Additional Paid-In Capital           $  336,381           $ 336,381
Deficit                                (224,537)           (276,230)
__________________________________________________________________________

Total Stockockholders' Equity        $  116,499              64,806
__________________________________________________________________________
Total Liabilities and
 Stockholders' Equity                $  581,798           $ 740,897

                                     F-1


REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
__________________________________________________________________________
                                Three Months           Nine Months
                            Ended September 30,   Ended September 30,
                                2003      2002     2003       2002
__________________________________________________________________________

Revenues
Rental Income                $ 26,606  $ 27,534  $ 81,258  $ 97,798
Management Services                -      2,214       693    13,126
Commissions                        -         -      6,450    13,650
__________________________________________________________________________
Total Revenues                 26,606    29,748     88,401   124,574
__________________________________________________________________________

Expenses
Direct Expenses
Depreciation                   10,540    8,222      28,194   24,723
Interest                         ,018    8,649      16,710   29,833
Real Estate Taxes and
Insurance                       9,127    8,184      25,545   23,008
Repairs and
Maintenance                     9,720    4,898      17,903   10,324
Other Direct Expenses           1,705    1,561       4,807    4,775
__________________________________________________________________________
Total Direct
Expenses                       36,110   31,514      93,159   92,663
__________________________________________________________________________

General & Administrative
Expenses                        9,451    8,544      29,041    26,344

Bad Debt Expense                    -       -        2,775     3,600
__________________________________________________________________________
Total Expenses                 45,561  40,058      124,975   122,607
Income (Loss) Before
Other Income                  (18,955)(10,310)     (36,574)    1,967
Other Income
Interest and Other
Income                             33      88          146       149
Gain on Sale of Revenue
Producing Assets                   -        -       88,121     9,104
__________________________________________________________________________
Income (Loss) Before
Provision for Taxes          (18,922) (10,222)      51,693    11,220
__________________________________________________________________________

Provision for Taxes                -        -           -         -
__________________________________________________________________________
Net Income (Loss)
for the Period             $ (18,922) (10,222)   $ 51,693   $ 11,220
__________________________________________________________________________

Weighted Average Number
of Common Shares
Outstanding                4,655,310 4,655,310  4,655,310  4,655,310
__________________________________________________________________________

Income (Loss) Per Common Share -
Basic and Diluted           $  (0.00)  $(0.00)  $    0.01  $   0.00
__________________________________________________________________________

                                     F-2


REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
__________________________________________________________________________
Nine Months Ended September 30,         2003              2002
__________________________________________________________________________

Cash Flows from Operating Activities

Net Income for the Period           $  51,693         $  11,220
__________________________________________________________________________
Adjustments to Reconcile Net

Income for the Period
To Net Cash Flows from Operating
Activities:
Bad Debts Expense                       2,775                -
Depreciation                           29,075            26,134
Gain on Sale of Revenue Producing
Assets                                (88,121)           (9,104)
Changes in Assets and Liabilities:
Other Current Assets                   (9,082)          (11,767)
Accounts Payable and Accrued Expenses   6,517            12,791
Net Cash Flows from Operating
Activities                             (7,143)           29,274
__________________________________________________________________________

Cash Flows from Investing Activities

Acquisition of Office Equipment          (306)              -
Improvements to Income Producing
Properties                            (11,473)           (3,054)
Proceeds from Sale of Revenue
Producing Assets                      123,822             9,698
Proceeds from Insurance Company for
Replacement of  Damaged Revenue
Producing Asset                            -              3,200
__________________________________________________________________________

Net Cash Flows from Investing
Activities                            112,043             9,844
__________________________________________________________________________

Cash Flows from Financing Activities
Repayment of Mortgages               (101,515)           (9,484)
Change in Due to Stockholder          (13,975)           (2,463)
__________________________________________________________________________
Net Cash Flows from Financing
 Activities                          (115,490)          (11,947)
Net Change in Cash and Cash
Equivalents                           (10,590)           27,171
Cash and Cash Equivalents -
Beginning of Period                    22,058            10,742
__________________________________________________________________________

Cash and Cash Equivalents -
End of Period                      $   11,468          $ 37,913
__________________________________________________________________________

SUPPLEMENTARY DISCLOSURES
__________________________________________________________________________

Interest Paid                      $   16,712          $ 29,664
Income Taxes Paid                  $       -           $     -
__________________________________________________________________________

                                     F-3


REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
__________________________________________________________________________
Nine Months Ended September 30,              2003           2002
__________________________________________________________________________

NON-CASH INVESTING AND FINANCING ACTIVITIES
__________________________________________________________________________
Disposal of Revenue Producing Assets:
Reduction of Bank Mortgage Financing
for Disposed Asset                        $ 99,455        58,749
Reduction of Stockholder Mortgage
Financing for Disposed Asset                    -         25,053
Net Book Value of Disposed Revenue
Producing Assets                          $135,156        84,396
__________________________________________________________________________

                               F-4


REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Naples, Florida


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
__________________________________________________________________________

Note A -        Basis of Presentation
        The condensed consolidated financial statements of REII Incorporated and Subsidiary ("REII") included herein have been prepared by REII, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with accounting principles generally accepted in the United Sates of America have been condensed or omitted pursuant to such rules and regulations, although REII believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in REII's Form 10-KSB, and other reports filed with the SEC.

        The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of REII for the interim periods presented.
The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include the acquisition or disposition of income producing properties, mortgage refinancing, and general and administrative costs required to meet SEC reporting obligations. Certain financial information that is not required for interim financial reporting purposes has been omitted.

                Reclassifications
        Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

Note B -        Principles of Consolidation
        The consolidated financial statements include the accounts of REII Incorporated and its wholly owned subsidiary, Ricketts Enterprises International. All significant intercompany balances and transactions have been eliminated in consolidation.

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

REII Incorporated and Subsidiary


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue Sources

REII Incorporated and Subsidiary ("REII") generates revenue primarily from the rental of residential property, representing approximately 92% of total revenues and real estate management services and commissions, representing approximately 8% of total revenues.

Financial Condition and Liquidity

REII's source of working capital is from rental operating activities and prior capital contributions from stockholders.
REII has not borrowed any moneys from financial institutions for working capital needs. All debts of REII are first mortgages on income producing properties.

Net cash used or provided by operating activities for the nine month periods ended September 30, 2003 and 2002 was $(7,143) and $29,274, respectively. The fluctuation is primarily due to the timing of payments of current liabilities and expenses, and higher than normal income from commissions and management services in the prior year.

Market Risk and Contingent Liabilities

REII is exposed to financial market risk due to changes in interest rates. REII does not engage in speculative or leveraging transactions, nor does it hold or issue financial instruments for trading purposes.

The nature and amount of REII's debt may vary as a result of future business requirements, market conditions and other factors. Currently, all of REII's debts are first mortgages, collateralized by the respective income producing properties. Fluctuations in interest rates may affect the fair value of the debt. At September 30, 2003, the carrying value of long-term debt approximated fair value based upon current market rates for the same or similar debt issues.

Management of REII believes that there are no commitments, uncertainties, or contingent liabilities that will have a materially adverse effect on the consolidated financial position or operations of the Company and is of the opinion that inflation has not and will not have a material effect on operations.


REII INCORPORATED AND SUBSIDIARY
__________________________________________________________________________

Capital Expenditures, Dispositions and Financing Requirements

There were no real property acquisitions during the nine month periods ended September 30, 2003 and 2002.

In January 2003, REII sold one revenue producing property to an independent third party. The Company recorded a gain on disposal of the asset in the three month period ended March 31, 2003 of $88,121.

Capital expenditures for improvements to income producing properties during the nine month periods ended September 30, 2003 and 2002 totaled $11,473 and $3,054, respectively.

Capital expenditures for office equipment additions during the nine month periods ended September 30, 2003 and 2002 totaled $306 and $-0-, respectively.

Net cash provided from investing activities for the nine month periods ended September 30, 2003 and 2002 was $112,043 and $9,844, respectively. The fluctuation is primarily due to the proceeds from the sale of revenue producing assets in 2003.

Net cash used in financing activities for the nine month periods ended September 30, 2003 and 2002 was $115,490 and $11,947, respectively. The fluctuation is primarily due to the pay-off of mortgages on revenue producing assets.

REII INCORPORATED AND SUBSIDIARY
__________________________________________________________________________

Nine Months Ended September 30, 2003 Compared With Nine Months Ended September 30, 2002

Net Income
The Company reported net income of $51,693 for the nine months ended September 30, 2003, compared to net income of $11,220 for the nine months ended September 30, 2002. The net income in both years was primarily due to net gain on the sale of revenue producing assets.

Revenues
Total revenues for the nine months ended September 30, 2003 decreased by $36,173 (29.0%) to $88,401 from $124,574 for the nine months ended
September 30, 2002. The decrease was due primarily to a reduction in rental income due to the disposal of revenue producing assets and a decrease in management services and commissions income.

Direct Expenses
Interest expense for the nine months ended September 30, 2003 decreased by $13,123 (43.9%) to $16,710 from $29,833 for the nine months ended September 30, 2002 due to the sale of revenue producing assets and the decrease in interest rates. Repairs and maintenance expense for the nine months ended September 30, 2003 increased by $7,579 (73.4%) to $17,903 from $10,324 for the nine months ended September 30, 2002 due to work performed on vacant rentals during 2003 that could not be performed in 2002 because the rentals were occupied. Overall direct expenses for the nine months ended September 30, 2003 increased by only $496 (0.5%) to $93,159 from $92,663 for the nine months ended September 30, 2002.

General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2003 increased by $2,697 (10.2%) to $29,041 from $26,344 for the nine months ended September 30, 2002. The increase was due primarily to the increase in professional fees to meet SEC reporting obligations.

Bad Debt Expense
The Company reported $2,775 in bad debt expense for the nine months ended September 30, 2003, compared to $3,600 in bad debt expense for the nine months ended September 30, 2002. The expense in 2003 and 2002 was due to the write off of uncollectible rental income receivables.

Other Income and Expenses
The Company reported $146 in interest income and $88,121 in other income for the nine months ended September 30, 2003, compared to $149 in interest income and $9,104 in other income for the nine months ended September 30, 2002. The other income in 2003 and 2002 consisted of the gain on sale of revenue producing assets.

Income Taxes
There was no provision for income taxes for the nine months ended September 30, 2003 and 2002. In 2003, the Company had sufficient net operating loss carryforwards to offset the net income of $51,693. The Company was operating at a loss during 2002. The Company has set up a valuation allowance to reserve against its deferred tax assets arising from net operating loss carryforwards. The Company has fully reserved for its deferred tax assets for the periods presented, therefore there are no material deferred tax asset balances.


REII INCORPORATED AND SUBSIDIARY
__________________________________________________________________________

Three Months Ended September 30, 2003 Compared With Three Months Ended September 30, 2002

Net Income (Loss)
The Company reported a net loss of $(18,922) for the three months ended September 30, 2003, compared to a net loss of $(10,222) for the three months ended September 30, 2002. The net loss for the three months in 2003 and 2002 was primarily due to depreciation expense and repairs and maintenance on revenue producing assets.

Revenues
Total revenues for the three months ended September 30, 2003 decreased by $3,142 (10.6%) to $26,606 from $29,748 for the three months ended
September 30, 2002. The decrease was due primarily to a reduction in rental income due to the disposal of revenue producing assets and a decrease in management services revenue.

Direct Expenses
Direct expenses for the three months ended September 30, 2003 increased by $4,596 (14.6%) to $36,110 from $31,514 for the three months ended September 30, 2002. The increase was due primarily to the increase in repairs and maintenance of revenue producing assets.

General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2003 increased by $907 (10.6%) to $9,451 from $8,544 for the three months ended September 30, 2002. The increase was due primarily to the increase in professional fees to meet SEC reporting obligations.

Other Income
The Company reported $33 in interest income for the three months ended September 30, 2003, compared to $88 in interest income for the three months ended September 30, 2002.

Income Taxes
There was no provision for income tax for the three months ended September 30, 2003 and 2002 because the Company had sufficient net operating loss carryforwards to offset its net income. The Company has set-up a valuation allowance to reserve against its deferred tax assets arising from net operating loss carryforwards. The Company has fully reserved for its deferred tax assets for the periods presented, therefore there are no material deferred tax asset balances.



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

                      By  s/s Garfield Ricketts. Chief Executive Officer
                            ____________________________________
                              Garfield Rciketts. Chief Executive Officer

                      By  s/s Una Ricketts. Secretary / Treasurer
                             _________________________________
                              Una Ricketts. Secretary / Treasurer


                                 CERTIFICATION

	In connection with the Annual Report of REII Incorporated. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, Garfield Ricketts, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.


Date:  November 12, 2003

                s/s Garfield Ricketts President/Chief Executive Officer
                    ___________________________________________
                    Garfield Ricketts, President/Chief Executive Officer



                   CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT

I, Garfield Ricketts, the Chief Executive Officer of REII Incorporated, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of REII
Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors
(or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 15, 2003      s/s Garfield Ricketts- Chief Executive Officer
                                    ___________________________________
                                  Garfield Ricketts Chief Executive Officer