Form 10KSB
period 2003-12-31
REII INC
filed 2004-03-24
CIK 743241

UNITED STATES

			SECURITIES AND EXCHANGE COMMISSION

			       WASHINGTON, D,C 20549

                                   FORM 10-KSB

		  [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) THE
			   SECURITIES EXCHANGE ACT OF 1934

                      For the Fiscal Year Ending December 31, 2003

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

                        Yes [X]                    No  [ ]

   As of December 31, 2003  4,655,310 shares of common stock were outstanding









                                 PART 1


ITEM I            DESCRIPTION OF BUSINESS

REII INCORPORATD, a Delaware Corporation, (hereinafter the" Company") was incorporated on August 24, 1994. On July 1, 1995 the Company entered into an agreement to acquire 100% of the issued and outstanding shares of Common Stock of Ricketts Enterprises International, Inc., a Florida Corporation (hereinafter "REI") Said acquisition was completed on November 21,1995.
Prior to the acquisition of REI the Company had not engaged in any form of commercial business activity and as a result had no operating history. Further, prior to the acquisition of REI, neither the Company nor any of its Officers, Directors, had any affiliation with REI and REI or any of its Officers, Directors or Principal Shareholders had any affiliation with the Company. REI was incorporated on February 23, 1993 as closely held Sub-Chapter "S" Corporation to own and manage real estate properties, both residential and commercial. The principal business activity of the Company is currently carried on through its wholly owned REI subsidiary. From date of incorporation to date of acquisition by the Company, REI's Principal Officers, Directors and shareholders were Garfield H. Ricketts and Una Ricketts husband and wife. One June 1, 1993, MR. Dan McCaslin a licensed Real Estate Broker in the state Of Florida, was appointed as an Vice President and Director of REI. In March of 1997, Mr. Garfield Ricketts obtained his Florida Real Estate Broker's License and now represents the Company. Mr. McCaslin has since resigned his position with the company because of other commitments.

REI is a duly licensed Real Estate Corporation in the State of Florida, and is presently active in the ownership, management and sale of Real Estate in three States (New York, Florida, and Texas). In addition REI is a member of the Naples Board of Realtors, and the Multiple Listing Service, and the Naples Chamber Of Commerce.

As a result of the acquisition of REI the Company currently owns seven single family residences, five residential duplexes (10 units)
All of the improved properties are rented to third party tenants.
All the property owned by the Company to date resulted from the transfer to REI of properties belonging to the President of the Company and REI,
Mr. Garfield Ricketts, except for two single family residences and three duplexes.
..

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