Form 10QSB
period 2004-03-31
REII INC
filed 2004-05-14
CIK 743241

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the quarterly period ended March 31, 2004 or

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934


For the transition period from _______________ to ____________________

Commission File Number:


                                   REII, INC.
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                   13-2622429
    --------------------------------                  -------------------
     (State or Other Jurisdiction                      (IRS Employer
   of Incorporation or Organization)                  Identification No.)


                    1051 Fifth Avenue North, Naples FL 34102
                    -----------------------------------------
                    (Address of Principal Executive Offices)

                                  (239) 261-3396
                         -------------------------------
                         (Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO

As of May 31, 2004, there were 4,655,310 shares of the registrant's common stock outstanding.

                        REII INCORPORATED AND SUBSIDIARY
                            (A DELAWARE CORPORATION)
                                 NAPLES, FLORIDA

                     --------------------------------------
                                FINANCIAL REPORTS
                                       AT
                     --------------------------------------

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA


TABLE OF CONTENTS
--------------------------------------------------------------------------------


Consolidated Balance Sheets at March 31, 2004 (Unaudited)
  and December 31, 2003                                                    F-1

Consolidated Statements of Operations for the Three Months
  Ended March 31, 2004 and 2003 (Unaudited)                                F-2

Consolidated Statements of Cash Flows for the Three Months
  Ended March 31, 2004 and 2003 (Unaudited)                                F-3

Notes to Consolidated Financial Statements                                 F-4




REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                       (UNAUDITED)
                                                        MARCH 31,   December 31,
                                                          2004         2003
--------------------------------------------------------------------------------

ASSETS

Revenue Producing Assets -
  Net of Accumulated Depreciation                         $ 384,539    $ 406,104
Cash and Cash Equivalents                                    90,886       81,718
Other Current Assets                                         11,908       11,948
Tenant Escrow Account                                        56,191       56,467
Office Property and Equipment -
  Net of Accumulated Depreciation                             1,751        1,958
--------------------------------------------------------------------------------

TOTAL ASSETS                                              $ 545,275    $ 558,195
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Mortgages Payable - Banks                                 $ 161,138    $ 162,308
Mortgages Payable - Stockholder                              90,400       90,518
Accounts Payable and Accrued Expenses                         9,963       13,750
Tenant Escrow Liability                                      56,191       56,467
Due to Stockholder                                             --         28,066
--------------------------------------------------------------------------------

TOTAL LIABILITIES                                           317,692      351,109
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock:  $.001 Par; 20,000,000 Shares Authorized;
      4,655,310 Shares Issued and Outstanding                 4,655        4,655
Additional Paid-In Capital                                  336,381      336,381
Accumulated Deficit                                        (113,453)    (133,950)
--------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                  227,583      207,086
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 545,275    $ 558,195
================================================================================




REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------------

Three Months Ended March 31,                                  2004         2003
-----------------------------------------------------------------------------------

REVENUES
Rental Income                                              $  20,750    $  28,465
Management Services                                               --          523
-----------------------------------------------------------------------------------

TOTAL REVENUES                                                20,750       28,988
-----------------------------------------------------------------------------------

EXPENSES
DIRECT EXPENSES
Depreciation                                                   6,111        9,716
Interest                                                       3,088        6,437
Real Estate Taxes and Insurance                                9,113        7,797
Repairs and Maintenance                                        8,989        2,385
Other Direct Expenses                                          1,200        1,237
-----------------------------------------------------------------------------------

TOTAL DIRECT EXPENSES                                         28,501       27,572

GENERAL AND ADMINISTRATIVE EXPENSES                           11,179       10,167

BAD DEBT EXPENSE                                               2,899          975
-----------------------------------------------------------------------------------

TOTAL EXPENSES                                                42,579       38,714
-----------------------------------------------------------------------------------

LOSS BEFORE OTHER INCOME                                     (21,829)      (9,726)

OTHER INCOME
Interest and Other Income                                         18           56
Gain on Sale of Revenue Producing Assets                      43,138       88,121
-----------------------------------------------------------------------------------

INCOME BEFORE PROVISION FOR TAXES                             21,327       78,451

Provision for Taxes                                              830           --
-----------------------------------------------------------------------------------

NET INCOME FOR THE PERIOD                                  $  20,497    $  78,451
-----------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       4,655,310    4,655,310

INCOME PER COMMON SHARE - BASIC AND DILUTED                 $   0.00     $   0.02
-----------------------------------------------------------------------------------




REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------

Three Months Ended March 31,                                  2004         2003
-----------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME FOR THE PERIOD                                   $ 20,497     $ 78,451

ADJUSTMENTS TO RECONCILE NET INCOME FOR THE
  PERIOD TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
Bad Debt Expense                                               2,899          975
Depreciation                                                   6,318       10,010
Gain on Sale of Revenue Producing Assets                     (43,138)     (88,121)

CHANGES IN ASSETS AND LIABILITIES:
Other Current Assets                                          (2,859)      (5,145)
Accounts Payable and Accrued Expenses                         (3,787)      (1,660)
-----------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                     (20,070)      (5,490)
-----------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Office Equipment                                   --         (306)
Improvements to Income Producing Properties                     (473)      (1,691)
Proceeds from Sale of Revenue Producing Assets                59,065      123,822
-----------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                      58,592      121,825
-----------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Mortgages                                        (1,288)     (95,960)
Repayment of Loan Due to Stockholder                         (28,066)          --
-----------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                     (29,354)     (95,960)
-----------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        9,168       20,375

Cash and Cash Equivalents - Beginning of Period               81,718       22,058
-----------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                   $ 90,886     $ 42,433
-----------------------------------------------------------------------------------

SUPPLEMENTARY DISCLOSURES
-----------------------------------------------------------------------------------

Interest Paid                                              $   3,090     $ 11,232
Income Taxes Paid                                            $ 3,653     $    --
-----------------------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES
-----------------------------------------------------------------------------------

DISPOSAL OF REVENUE PRODUCING ASSETS:
Reduction of Bank Mortgage Financing                      $       --     $  99,455
Net Book Value of Disposed Revenue Producing Assets       $   15,927     $ 135,156
-----------------------------------------------------------------------------------


REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE A -   BASIS OF PRESENTATION
           The condensed consolidated financial statements of REII Incorporated and Subsidiary (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Form 10-KSB Annual Report, and other reports filed with the SEC.

           The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include the acquisition or disposition of income producing properties and general and administrative costs required to meet SEC reporting obligations. Certain financial information that is not required for interim financial reporting purposes has been omitted.

NOTE B -   PRINCIPLES OF CONSOLIDATION
           The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ricketts Enterprises International, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE C -   OTHER MATTERS
           DISPOSAL OF REVENUE PRODUCING ASSETS
           In March 2004, the Company sold one residential property to an independent third party. The gain on sale of the revenue producing asset of $43,138 is reported in the other income component of continuing operations in the consolidated statement of operations.

           In January 2003, the Company sold one residential property to an independent third party. The gain on sale of the revenue producing asset of $88,121 is reported in the other income component of continuing operations in the consolidated statement of operations.

REII INCORPORATED AND SUBSIDIARY
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

REII Incorporated and Subsidiary ("REII") is in the business of residential rental real estate in the state of Florida. REII is in the process of selling its older properties with the intent of replacing them with newer properties when the opportunity arises.

FINANCIAL CONDITION AND LIQUIDITY

REII's source of working capital is from rental operating activities. REII has not borrowed any moneys from financial institutions for working capital needs. All debts of REII are first mortgages on income producing properties.

Net cash used in operating activities for the three month periods ended March 31, 2004 and 2003 was $20,070 and $5,490, respectively. The increase in 2004 was primarily due to an increase in expenditures for repairs and maintenance and a decrease in rental income because of the sale of revenue producing assets in the fourth quarter of 2003.

MARKET RISK AND CONTINGENT LIABILITIES

REII is exposed to financial market risk due to changes in interest rates. REII does not engage in speculative or leveraging transactions, nor does it hold or issue financial instruments for trading purposes.

The nature and amount of REII's debt may vary as a result of future business requirements, market conditions and other factors. Currently, all of REII's debts are first mortgages, collateralized by the respective income producing properties. Fluctuations in interest rates may affect the fair value of REII's debt. At March 31, 2004, the carrying value of long-term debt, including the current portion, approximated fair value based upon current market rates for the same or similar debt issues.

Management of REII believes that there are no commitments, uncertainties, or contingent liabilities that will have a materially adverse effect on the consolidated financial position or operations of REII and is of the opinion that inflation has not and will not have a material effect on operations.

REII INCORPORATED AND SUBSIDIARY
--------------------------------------------------------------------------------


CAPITAL EXPENDITURES, DISPOSITIONS AND FINANCING REQUIREMENTS

There were no real property acquisitions during the three month periods ended March 31, 2004 and 2003.

In March 2004, REII sold one revenue producing property to an independent third party. REII recorded a gain on the disposal of the asset in the three month period ended March 31, 2004 of $43,138.

In January 2003, REII sold one revenue producing property to an independent third party. REII recorded a gain on the disposal of the asset in the three month period ended March 31, 2003 of $88,121.

Capital expenditures for improvements to revenue producing properties during the three month periods ended March 31, 2004 and 2003 totaled $473 and $1,691, respectively.

Capital expenditures for office equipment additions during the three month periods ended March 31, 2004 and 2003 totaled $-0- and $306, respectively.

Net cash used in financing activities for the three month periods ended March 31, 2004 and 2003 was $29,354 and $95,960, respectively, for repayment of mortgages on the sold revenue producing properties and payment of the loan due to stockholder. The cash used to pay the debt was obtained from the proceeds from the sale of the revenue producing assets.

REII INCORPORATED AND SUBSIDIARY
--------------------------------------------------------------------------------


THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 2003

NET INCOME
REII reported net income of $20,497 for the three months ended March 31, 2004, compared to $78,451 for the three months ended March 31, 2003. The net income in both years was primarily due to the gain on sale of revenue producing assets.

REVENUES
Total revenues for the three months ended March 31, 2004 decreased by $8,238 (28.4%) to $20,750 from $28,988 for the three months ended March 31, 2003. The decrease was due primarily to the disposal of two revenue producing properties during the fourth quarter of 2003 and an increase in vacancies in 2004.

DIRECT EXPENSES
Total direct expenses as a percentage of revenues increased for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, primarily due to an increase in repairs and maintenance on the revenue producing assets. Repairs and maintenance for the three months ended March 31, 2004 increased by $6,604 (276.9%) to $8,989 from $2,385 for the three months ended March 31, 2003, due to work performed on the revenue producing property that was sold during the three months ended March 31, 2004.

Depreciation expense on the revenue producing assets for the three months ended March 31, 2004 decreased by $3,605 (37.1%) to $6,111 from $9,716 for the three months ended March 31, 2003, due to the sale of revenue producing assets. Interest expense for the three months ended March 31, 2004 decreased by $3,349 (52.0%) to $3,088 from $6,437 for the three months ended March 31, 2003, due to the sale of revenue producing assets and the decrease in interest rates.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses for the three months ended March 31, 2004 increased by $1,012 (10.0%) to $11,179 from $10,167 for the three months ended March 31, 2003. The increase was due primarily to the increase in professional fees to meet SEC reporting obligations.

BAD DEBT EXPENSE
REII reported $2,899 in bad debt expense for the three months ended March 31, 2004, compared to $975 for the three months ended March 31, 2003. The increased bad debts in 2004 was due to write-off of uncollectible rental income receivables of evicted tenants.

OTHER INCOME
REII reported other income from continuing operations of $43,156 for the three months ended March 31, 2004, which included $18 in interest income. The remainder consisted of the gain on the sale of a revenue producing property. REII reported other income from continuing operations of $88,177 for the three months ended March 31, 2003, which included $56 in interest income. The remainder consisted of the gain on the sale of a revenue producing property.

INCOME TAXES
REII recorded a provision for income taxes during the three months ended March 31, 2004 due to net income resulting from the sale of revenue producing assets. REII exhausted its net operating loss carryforwards that it had accumulated in prior periods. There was no provision for income tax in 2003 because at that time REII had sufficient net operating loss carryforwards to offset its net income.