Form 10QSB
period 2004-06-30
REII INC
filed 2004-08-16
CIK 743241

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

           [X] For the quarterly period ended June 30, 2004 or

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

As of XXXXXXX, 2004, there were X,XXX,XXX shares of the registrant's common stock outstanding.

Item 1. N/A

Item 2.        Disposition of Assets

On June 24th 2004 Ricketts Enterprises International Inc, a subsidiary of REII Incorporated (the "Company") disposed of One (1) residential building held for investment purposes.

        The total selling price of the one residential building is follows:

        4603 Orchad Lane, Naaplesm FL 34112           $ 88,000.00

                                                       ----------
        Gross Sales prices                            $ 88,000.00


       Cost of Sales Action                           $  1911.03.
                                                       ----------
       Net Income from Sale                           $ 86.085.97

      On June 16,2004 REII Incorporated (the Company) Disposed of one (1) residentiaal building held for investment purposes.

      5238-40 Hardee Street, Naples FL 34112          $ 96,000.00
      Gross Sales Price                               $ 96,000.00
      Cost of Sales Activity                          $  8,411.03
                                                     --------------
                                                      $ 87,588.97

                        REII INCORPORATED AND SUBSIDIARY
                            (A DELAWARE CORPORATION)
                                 NAPLES, FLORIDA

            --------- -------------------------------------- -------
                                FINANCIAL REPORTS
                                       AT
                                  JUNE 30, 2004
            --------- -------------------------------------- -------

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA


TABLE OF CONTENTS
--------------------------------------------------------------------------------


Consolidated Balance Sheets at June 30, 2004 (Unaudited)
  and December 31, 2003                                                     F-1

Consolidated Statements of Operations for the Three and Six Months
  Ended June 30, 2004 and 2003 (Unaudited)                                  F-2

Consolidated Statements of Cash Flows for the Six Months
  Ended June 30, 2004 and 2003 (Unaudited)                                  F-3

Notes to Consolidated Financial Statements                                  F-4


REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA


CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------

                                                                (UNAUDITED)
                                                                  JUNE 30,          December 31,
                                                                    2004                2003
---------------------------------------------------------------------------------------------------

ASSETS

Revenue Producing Assets -
  Net of Accumulated Depreciation                                 $ 321,932             $ 406,104
Cash and Cash Equivalents                                            86,410                81,718
Other Current Assets                                                 12,695                11,948
Tenant Escrow Account                                                60,583                56,467
Office Property and Equipment -
  Net of Accumulated Depreciation                                     1,544                 1,958
---------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                      $ 483,164             $ 558,195
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Mortgages Payable - Banks                                          $ 57,673             $ 162,308
Mortgages Payable - Stockholder                                      29,277                90,518
Accounts Payable and Accrued Expenses                                14,047                13,750
Tenant Escrow Liability                                              60,583                56,467
Due to Stockholder                                                       --                28,066
---------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                   161,580               351,109
---------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock:  $.001 Par; 20,000,000 Shares Authorized,
               4,655,310 Shares Issued and Outstanding                4,655                 4,655
Additional Paid-In Capital                                          336,381               336,381
Accumulated Deficit                                                 (19,452)             (133,950)
---------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                          321,584               207,086
---------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 483,164             $ 558,195
===================================================================================================





   The accompanying notes are an integral part of these financial statements.





REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
---------------------------------------------------------------------------  --------------- ---------------

                                                     Three Months                      Six Months
                                                    Ended June 30,                   Ended June 30,
                                                 2004            2003             2004            2003
------------------------------------------- ---------------- --------------  ---------------- --------------

REVENUES
Rental Income                                    $  16,500       $ 26,187         $  37,250       $ 54,652
Management Services                                     --            170                --            693
Commissions                                             --          6,450                --          6,450
------------------------------------------- ---------------- --------------  ---------------- --------------

TOTAL REVENUES                                      16,500         32,807            37,250         61,795
------------------------------------------- ---------------- --------------  ---------------- --------------

EXPENSES
DIRECT EXPENSES
Depreciation                                         5,481          7,938            11,592         17,654
Interest                                             3,013          5,255             6,101         11,692
Real Estate Taxes and Insurance                      6,651          8,621            15,764         16,418
Repairs and Maintenance                              4,147          5,798            13,136          8,183
Other Direct Expenses                                2,762          1,865             3,962          3,102
------------------------------------------- ---------------- --------------  ---------------- --------------

TOTAL DIRECT EXPENSES                               22,054         29,477            50,555         57,049

GENERAL AND ADMINISTRATIVE EXPENSES                 10,994          9,423            22,173         19,590

BAD DEBTS EXPENSE                                       --          1,800             2,899          2,775
------------------------------------------- ---------------- --------------  ---------------- --------------

TOTAL EXPENSES                                      33,048         40,700            75,627         79,414
------------------------------------------- ---------------- --------------  ---------------- --------------

LOSS BEFORE OTHER INCOME                           (16,548)        (7,893)          (38,377)       (17,619)

OTHER INCOME
Interest and Other Income                               --             57                18            113
Gain on Sale of Revenue Producing Assets           116,879             --           160,017         88,121
------------------------------------------- ---------------- --------------  ---------------- --------------

INCOME (LOSS) BEFORE PROVISION FOR TAXES           100,331         (7,836)          121,658         70,615

Provision for Taxes                                  6,330             --             7,160             --
------------------------------------------- ---------------- --------------  ---------------- --------------

NET INCOME (LOSS) FOR THE PERIOD                  $ 94,001      $  (7,836)        $ 114,498       $ 70,615
=========================================== ================ ==============  ================ ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - BASIC AND DILUTED         4,655,310      4,655,310         4,655,310      4,655,310

INCOME (LOSS) PER COMMON SHARE -
  BASIC AND DILUTED                               $   0.02       $  (0.00)         $   0.02       $   0.02
=========================================== ================ ==============  ================ ==============




   The accompanying notes are an integral part of these financial statements.






REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------

Six Months Ended June 30,                                       2004           2003
-------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME FOR THE PERIOD                                  $ 114,498       $ 70,615

ADJUSTMENTS TO RECONCILE NET INCOME FOR THE
  PERIOD TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
Bad Debts Expense                                              2,899          2,775
Depreciation                                                  12,006         18,241
Gain on Sale of Revenue Producing Assets                    (160,017)       (88,121)

CHANGES IN ASSETS AND LIABILITIES:
Other Current Assets                                          (3,646)        (6,605)
Accounts Payable and Accrued Expenses                            297          6,704
-------------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                     (33,963)         3,609
-------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Office Equipment                                   --           (306)
Improvements to Income Producing Properties                   (1,581)        (4,913)
Proceeds from Sale of Revenue Producing Assets               234,178        123,822
-------------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                     232,597        118,603
-------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Mortgages                                      (165,876)       (98,599)
Repayment of Loan Due to Stockholder                         (28,066)       (13,975)
-------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                    (193,942)      (112,574)
-------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        4,692          9,638

Cash and Cash Equivalents - Beginning of Period               81,718         22,058
-------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                  $  86,410       $ 31,696
=====================================================================================

SUPPLEMENTARY DISCLOSURES
=====================================================================================

Interest Paid                                              $   6,483       $ 11,695
Income Taxes Paid                                          $   4,483       $     --
=====================================================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES
=====================================================================================

DISPOSAL OF REVENUE PRODUCING ASSETS:
Reduction of Bank Mortgage Financing                       $     --        $  99,455
Net Book Value of Disposed Revenue Producing Assets        $ 74,161        $ 135,156
=====================================================================================




   The accompanying notes are an integral part of these financial statements.

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE A -   BASIS OF PRESENTATION
           The condensed consolidated financial statements of REII Incorporated and Subsidiary (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company's Form 10-KSB Annual Report, and other reports filed with the SEC.

           The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include the acquisition or disposal of income producing properties and general and administrative costs required to meet SEC reporting obligations. Certain financial information that is not required for interim financial reporting purposes has been omitted.

NOTE B -   PRINCIPLES OF CONSOLIDATION
           The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ricketts Enterprises International, Inc. ("REI"). All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE C -   OTHER MATTERS
           DISPOSAL OF REVENUE PRODUCING ASSETS
           During the three months ended June 30, 2004, the Company sold two residential properties to independent third parties. The gain on sale of revenue producing assets of $116,879 is reported in the other income component of continuing operations in the consolidated statement of operations.

           In March 2004, the Company sold one residential property to an independent third party. The gain on sale of revenue producing assets of $43,138 is reported in the other income component of continuing operations in the consolidated statement of operations.

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

Net cash (used in) provided by operating activities for the six month periods ended June 30, 2004 and 2003 was $(33,963) and $3,609, respectively. The use of cash in 2004 is primarily due to an increase in expenditures for repairs and maintenance to revenue producing properties and a decrease in rental income because of the sale of revenue producing assets in the fourth quarter of 2003 and first and second quarters of 2004.

MARKET RISK AND CONTINGENT LIABILITIES

REII is exposed to financial market risk due to changes in interest rates. REII does not engage in speculative or leveraging transactions, nor does it hold or issue financial instruments for trading purposes.

The nature and amount of REII's debt may vary as a result of future business requirements, market conditions and other factors. Currently, all of REII's debts are first mortgages, collateralized by the respective income producing properties. Fluctuations in interest rates may affect the fair value of REII's debt. At June 30, 2004, the carrying value of long-term debt, including the current portion, approximated fair value based upon current market rates for the same or similar debt issues.

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

REII INCORPORATED AND SUBSIDIARY
--------------------------------------------------------------------------------


CAPITAL EXPENDITURES, DISPOSITIONS AND FINANCING REQUIREMENTS

During the three months ended June 30, 2004, REII sold two revenue producing properties to independent third parties. The Company recorded a gain on the disposal of the asset in the three month period ended June 30, 2004 of $116,879.

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

Capital expenditures for improvements to income producing properties during the six month periods ended June 30, 2004 and 2003 totaled $1,581 and $4,913, respectively.

Capital expenditures for office equipment additions during the six month periods ended June 30, 2004 and 2003 totaled $-0- and $306, respectively.

Net cash used in financing activities for the six month periods ended June 30, 2004 and 2003 was $193,942 and $112,574, respectively, for repayment of mortgages on revenue producing properties and for payment of the loan due to stockholder. The cash used to pay the debt was obtained from the proceeds of the sale of revenue producing assets.

REII INCORPORATED AND SUBSIDIARY
--------------------------------------------------------------------------------


THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003

NET INCOME (LOSS)
REII reported net income of $94,001 for the three months ended June 30, 2004, compared to net loss of $7,836 for the three months ended June 30, 2003. The net income in 2004 is primarily due to the gain on sale of revenue producing assets.

REVENUES
Total revenues for the three months ended June 30, 2004 decreased by $16,307 (49.7%) to $16,500 from $32,807 for the three months ended June 30, 2003. The decrease was due primarily to the disposal of two revenue producing properties during the fourth quarter of 2003, the disposal of a revenue producing property during the first quarter of 2004, and an increase in vacancies in 2004.

DIRECT EXPENSES
Direct expenses for the three months ended June 30, 2004 decreased by $7,423 (25.2%) to $22,054 (133.7% of total revenues) from $29,477 (89.8% of total revenues) for the three months ended June 30, 2003. The decrease was due primarily to the decrease in depreciation, real estate taxes, and insurance expenses due to the disposal of revenue producing properties.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses for the three months ended June 30, 2004 increased by $1,571 (16.7%) to $10,994 from $9,423 for the three months ended June 30, 2003. The increase was due primarily to the increase in professional fees to meet SEC reporting requirements.

BAD DEBTS EXPENSE
REII recorded $-0- in bad debts expense for the three months ended June 30, 2004, compared to $1,800 in bad debts expense for the three months ended June 30, 2003. The expense in the prior year was due to the write-off of uncollectible rental income receivables of evicted tenants.

OTHER INCOME
Other income increased by $116,822 from $57 for the three months ended June 30, 2003 to $116,879 for the three months ended June 30, 2004. REII reported a gain on sale of revenue producing assets in the amount of $116,879 in 2004. The remaining other income in 2003 consisted of interest income.

INCOME TAXES
REII recorded a provision for income taxes during the three months ended June 30, 2004 due to net income resulting from the sale of revenue producing assets. REII exhausted its net operating loss carryforwards that it had accumulated in prior periods. There was no provision for income tax in 2003 because at that time REII had sufficient net operating loss carryforwards to offset its year-to-date net income.

REII INCORPORATED AND SUBSIDIARY
--------------------------------------------------------------------------------


SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

NET INCOME
REII reported net income of $114,498 for the six months ended June 30, 2004, compared to $70,615 for the six months ended June 30, 2003. The net income in both years was primarily due to the gain on sale of revenue producing assets.

REVENUES
Total revenues for the six months ended June 30, 2004 decreased by $24,545 (39.7%) to $37,250 from $61,795 for the six months ended June 30, 2003. The decrease was due primarily to the disposal of two revenue producing properties during the fourth quarter of 2003 and an increase in vacancies in 2004.

DIRECT EXPENSES
Total direct expenses as a percentage of revenues increased for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, primarily due to an increase in repairs and maintenance on the revenue producing assets. Repairs and maintenance for the six months ended June 30, 2004 increased by $4,953 (60.5%) to $13,136 from $8,183 for the six months ended June 30, 2003, due to work performed on the revenue producing property that was sold during the first quarter of 2004.

Depreciation expense on the revenue producing assets for the six months ended June 30, 2004 decreased by $6,062 (34.3%) to $11,592 from $17,654 for the six months ended June 30, 2003, due to the sale of revenue producing assets. Interest expense for the six months ended June 30, 2004 decreased by $5,591 (47.8%) to $6,101 from $11,692 for the six months ended June 30, 2003, due to the mortgages that were paid off in full from the sale of revenue producing assets.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses for the six months ended June 30, 2004 increased by $2,583 (13.2%) to $22,173 from $19,590 for the six months ended June 30, 2003. The increase was due primarily to the increase in professional fees to meet SEC reporting obligations.

BAD DEBTS EXPENSE
Bad debts expense remained fairly constant totaling $2,899 (7.8% of total revenues) for the six months ended June 30, 2004, compared to $2,775 (4.5% of total revenues) for the six months ended June 30, 2003.

OTHER INCOME
REII reported other income from continuing operations of $160,035 for the six months ended June 30, 2004, which included $18 in interest income. The remainder consisted of the gain on the sale of three revenue producing properties. REII reported other income from continuing operations of $88,234 for the six months ended June 30, 2003, which included $113 in interest income. The remainder consisted of the gain on the sale of a revenue producing property.

INCOME TAXES
REII recorded a provision for income taxes during the six months ended June 30, 2004 due to net income resulting from the sale of revenue producing assets. REII exhausted its net operating loss carryforwards that it had accumulated in prior periods. There was no provision for income tax in 2003 because at that time REII had sufficient net operating loss carryforwards to offset its net income.

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

ITEM 4
        Submission of Matters to a vote of Security Holders.
 On December 30th, 2003 the annual meeting of the Company was held at the Company's principal office, at 1051-5th Avenue North in Naples Florida.
 Of the 4,655,310 shares outstanding, 3,631,802 were represented in person and by proxy. The sole purpose of the meeting was to re-elect the Officers and Directors.
 The following officers and Directors were unanimously elected.

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

By  s/s Garfield Ricketts. Chief Executive Officer
      ________________________________________________
            Garfield Rciketts. Chief Executive Officer

By  s/s Una Ricketts. Secretary / Treasurer
       ________________________________________________
            Una Ricketts. Secretary / Treasurer