Form 10QSB
period 2004-09-30
REII INC
filed 2004-11-12
CIK 743241

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

            [X] For the quarterly period ended September 30, 2004 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

As of November 3, 2004, there were 4,655,310 shares of the registrant's common stock outstanding.

                        REII INCORPORATED AND SUBSIDIARY
                            (A DELAWARE CORPORATION)
                                 NAPLES, FLORIDA

                            ------------------------
                                FINANCIAL REPORTS
                                       AT
                               SEPTEMBER 30, 2004
                            ------------------------

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA


TABLE OF CONTENTS
--------------------------------------------------------------------------------

Consolidated Balance Sheets at September 30, 2004 (Unaudited)
  and December 31, 2003                                                      F-1

Consolidated Statements of Operations for the Three and Nine Months
  Ended September 30, 2004 and 2003 (Unaudited)                              F-2

Consolidated Statements of Cash Flows for the Nine Months
  Ended September 30, 2004 and 2003 (Unaudited)                              F-3

Notes to Consolidated Financial Statements                                   F-4

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------

                                                                         (UNAUDITED)
                                                                        SEPTEMBER 30,     December 31,
                                                                            2004              2003
------------------------------------------------------------------------------------------------------
ASSETS

Revenue Producing Assets -
  Net of Accumulated Depreciation                                       $    288,628      $    406,104
Cash and Cash Equivalents                                                     57,433            81,718
Other Current Assets                                                           5,071            11,948
Tenant Escrow Account                                                         17,582            56,467
Office Property and Equipment -
  Net of Accumulated Depreciation                                              1,337             1,958
------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $    370,051      $    558,195
======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Mortgages Payable - Banks                                               $         --      $    162,308
Mortgages Payable - Stockholder                                                   --            90,518
Accounts Payable and Accrued Expenses                                         13,183            13,750
Tenant Escrow Liability                                                       17,582            56,467
Due to Stockholder                                                                --            28,066
------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                             30,765           351,109
------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock:  $.001 Par; 20,000,000 Shares Authorized,
                            4,655,310 Shares Issued and Outstanding            4,655             4,655
Additional Paid-In Capital                                                   336,381           336,381
Accumulated Deficit                                                           (1,750)         (133,950)
------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                   339,286           207,086
------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $    370,051      $    558,195
======================================================================================================

   The accompanying notes are an integral part of these financial statements.

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------

                                                  Three Months Ended               Nine Months Ended
                                                    September 30,                     September 30,
                                             ----------------------------      ----------------------------
                                                2004             2003             2004             2003
-----------------------------------------------------------------------------------------------------------
REVENUES
Rental Income                                $     9,335      $    26,606      $    46,585      $    81,258
Management Services                                   --               --               --              693
Commissions                                           --               --               --            6,450
-----------------------------------------------------------------------------------------------------------

TOTAL REVENUES                                     9,335           26,606           46,585           88,401
-----------------------------------------------------------------------------------------------------------

EXPENSES
DIRECT EXPENSES
Depreciation                                       3,494           10,540           15,086           28,194
Interest                                             514            5,018            6,615           16,710
Real Estate Taxes and Insurance                    8,524            9,127           24,288           25,545
Repairs and Maintenance                            6,240            9,720           19,376           17,903
Other Direct Expenses                              2,150            1,705            6,112            4,807
-----------------------------------------------------------------------------------------------------------

TOTAL DIRECT EXPENSES                             20,922           36,110           71,477           93,159

GENERAL AND ADMINISTRATIVE EXPENSES               10,447            9,451           32,620           29,041

BAD DEBT EXPENSE                                      --               --            2,899            2,775
-----------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                    31,369           45,561          106,996          124,975
-----------------------------------------------------------------------------------------------------------

LOSS BEFORE OTHER INCOME                         (22,034)         (18,955)         (60,411)         (36,574)

OTHER INCOME
Interest and Other Income                             --               33               18              146
Gain on Sale of Revenue Producing Assets          59,066               --          219,083           88,121
-----------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE PROVISION FOR TAXES          37,032          (18,922)         158,690           51,693

Provision for Taxes                               19,330               --           26,490               --
-----------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE PERIOD             $    17,702      $   (18,922)     $   132,200      $    51,693
===========================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - BASIC AND DILUTED       4,655,310        4,655,310        4,655,310        4,655,310

NET INCOME (LOSS) PER COMMON SHARE -
  BASIC AND DILUTED                          $      0.00      $     (0.00)     $      0.03      $      0.01
===========================================================================================================

   The accompanying notes are an integral part of these financial statements.

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------

Nine Months Ended September 30,                            2004            2003
----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME FOR THE PERIOD                               $  132,200      $   51,693

ADJUSTMENTS TO RECONCILE NET INCOME FOR THE PERIOD
  TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
Bad Debt Expense                                             2,899           2,775
Depreciation                                                15,707          29,075
Gain on Sale of Revenue Producing Assets                  (219,083)        (88,121)

CHANGES IN ASSETS AND LIABILITIES:
Other Current Assets                                         3,978          (9,082)
Accounts Payable and Accrued Expenses                         (567)          6,517
----------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                   (64,866)         (7,143)
----------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Office Equipment                                 --            (306)
Improvements to Income Producing Properties                 (2,919)        (11,473)
Proceeds from Sale of Revenue Producing Assets             324,392         123,822
----------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                   321,473         112,043
----------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Mortgages                                    (252,826)       (101,515)
Repayment of Loan Due to Stockholder                       (28,066)        (13,975)
----------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                  (280,892)       (115,490)
----------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                    (24,285)        (10,950)

Cash and Cash Equivalents - Beginning of Period             81,718          22,058
----------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD               $   57,433      $   11,468
==================================================================================

SUPPLEMENTARY DISCLOSURES
==================================================================================

Interest Paid                                           $    7,143      $   16,712
Income Taxes Paid                                       $   29,313      $       --
==================================================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES
==================================================================================

DISPOSAL OF REVENUE PRODUCING ASSETS:
Reduction of Bank Mortgage Financing                    $       --      $   99,455
Net Book Value of Disposed Revenue Producing Assets     $  105,309      $  135,156
==================================================================================

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

         The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include the disposal of income producing properties and general and administrative costs required to meet SEC reporting obligations. Certain financial information that is not required for interim financial reporting purposes has been omitted.

NOTE B - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ricketts Enterprises International, Inc. ("REI"). All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE C - OTHER MATTERS

         DISPOSAL OF REVENUE PRODUCING ASSETS

         In July 2004, the Company sold one residential property to an independent third party. The gain on sale of revenue producing assets of $59,066 is reported in the other income component of continuing operations in the consolidated statement of operations.

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

NOTE D - SUBSEQUENT EVENTS

         In October 2004, the Company sold the remainder of its revenue producing assets to independent third parties.

REII INCORPORATED AND SUBSIDIARY
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

REII Incorporated and Subsidiary ("REII") was in the business of residential rental real estate in the state of Florida. REII sold its remaining revenue producing assets in October 2004, with the intent of searching for new business opportunities.

FINANCIAL CONDITION AND LIQUIDITY

REII's source of working capital was from rental operating activities. REII has not borrowed any moneys from financial institutions for working capital needs.

Net cash flows used in operating activities for the nine month periods ended September 30, 2004 and 2003 was $64,866 and $7,143, respectively. The difference is primarily due to the decrease in rental income in 2004 because of the sale of revenue producing assets and a relative increase in expenditures for repairs and maintenance to the revenue producing properties.

MARKET RISK AND CONTINGENT LIABILITIES

The nature and amount of REII's debt may vary as a result of future business requirements, market conditions and other factors. At September 30, 2004, REII had no outstanding long-term debt.

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

REII INCORPORATED AND SUBSIDIARY
--------------------------------------------------------------------------------


CAPITAL EXPENDITURES, DISPOSITIONS AND FINANCING REQUIREMENTS

In July 2004, REII sold one revenue producing property to an independent third party. The Company recorded a gain on the disposal of the asset in the three month period ended September 30, 2004 of $59,066.

During the three months ended June 30, 2004, REII sold two revenue producing properties to independent third parties. The Company recorded a gain on the disposal of the assets in the three month period ended June 30, 2004 of $116,879.

In March 2004, REII sold one revenue producing property to an independent third party. The Company recorded a gain on the disposal of the asset in the three month period ended March 31, 2004 of $43,138.

In January 2003, the Company sold one revenue producing property to an independent third party. The Company recorded a gain on the disposal of the asset of $88,121.

Capital expenditures for improvements to income producing properties during the nine month periods ended September 30, 2004 and 2003 totaled $2,919 and $11,473, respectively.

Capital expenditures for office equipment additions during the nine month periods ended September 30, 2004 and 2003 totaled $-0- and $306, respectively.

Net cash used in financing activities for the nine month periods ended September 30, 2004 and 2003 was $280,892 and $115,490, respectively, for repayment of mortgages on revenue producing properties and for payment of the loan due to stockholder. The cash used to pay the debt was obtained from the proceeds of the sale of revenue producing assets.

REII INCORPORATED AND SUBSIDIARY
--------------------------------------------------------------------------------


THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

NET INCOME (LOSS)

REII reported net income of $17,702 for the three months ended September 30, 2004, compared to net loss of $18,836 for the three months ended September 30, 2003. The net income in 2004 is primarily due to the gain on sale of revenue producing assets.

REVENUES

Total revenues for the three months ended September 30, 2004 decreased by $17,271 (64.9%) to $9,335 from $26,606 for the three months ended September 30, 2003. The decrease was due primarily to an increase in vacancies in 2004 and the disposal of revenue producing assets.

DIRECT EXPENSES

Direct expenses for the three months ended September 30, 2004 decreased by $15,188 (42.1%) to $20,922 (224.1% of total revenues) from $36,110 (135.7% of total revenues) for the three months ended September 30, 2003. The decrease was due primarily to the decrease in depreciation and interest expense because of the disposal of revenue producing assets.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2004 increased by $996 (10.5%) to $10,447 from $9,451 for the three months ended September 30, 2003. The increase was due primarily to the increase in professional fees to meet SEC reporting requirements.

OTHER INCOME

Other income increased by $59,033 from $33 for the three months ended September 30, 2003 to $59,066 for the three months ended September 30, 2004. REII reported a gain on sale of revenue producing assets in the amount of $59,066 in 2004. Other income in 2003 consisted of interest income.

INCOME TAXES

REII recorded a provision for income taxes during the three months ended September 30, 2004 due to net income resulting from the sale of revenue producing assets. REII exhausted its net operating loss carryforwards that it had accumulated in prior periods. There was no provision for income taxes in 2003 because at that time REII had sufficient net operating loss carryforwards to offset its year-to-date net income.

REII INCORPORATED AND SUBSIDIARY
--------------------------------------------------------------------------------


NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

NET INCOME

REII reported net income of $132,200 for the nine months ended September 30, 2004, compared to $51,693 for the nine months ended September 30, 2003. The net income in both years was primarily due to the gain on sale of revenue producing assets.

REVENUES

Total revenues for the nine months ended September 30, 2004 decreased by $41,816 (47.3%) to $46,585 from $88,401 for the nine months ended September 30, 2003. The decrease was due primarily to an increase in vacancies in 2004 and the disposal of revenue producing assets.

DIRECT EXPENSES

Total direct expenses as a percentage of revenues increased for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, primarily due to an increase in real estate taxes and the expenditures for repairs and maintenance on the income producing properties before they were sold.

Depreciation expense on the revenue producing assets for the nine months ended September 30, 2004 decreased by $13,108 (46.5%) to $15,086 from $28,194 for the nine months ended September 30, 2003, due to the sale of revenue producing assets. Interest expense for the nine months ended September 30, 2004 decreased by $10,095 (60.4%) to $6,615 from $16,710 for the nine months ended September 30, 2003, due to the mortgages that were paid off in full from the sale of revenue producing assets.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the nine months ended September 30, 2004 increased by $3,579 (12.3%) to $32,620 from $29,041 for the nine months ended September 30, 2003. The increase was due primarily to the increase in professional fees to meet SEC reporting obligations.

BAD DEBT EXPENSE

Bad debt expense remained fairly stable, totaling $2,899 (6.2% of total revenues) for the nine months ended September 30, 2004, compared to $2,775 (3.1% of total revenues) for the nine months ended September 30, 2003.

OTHER INCOME

REII reported other income from continuing operations of $219,101 for the nine months ended September 30, 2004, which included $18 in interest income. The remainder consisted of the gain on the sale of four revenue producing properties. REII reported other income from continuing operations of $88,267 for the nine months ended September 30, 2003, which included $146 in interest income. The remainder consisted of the gain on the sale of a revenue producing property.

INCOME TAXES

REII recorded a provision for income taxes during the nine months ended September 30, 2004 due to net income resulting from the sale of revenue producing assets. REII exhausted its net operating loss carryforwards that it had accumulated in prior periods. There was no provision for income taxes in 2003 because at that time REII had sufficient net operating loss carryforwards to offset its net income.

ITEM 3. CONTROLS AND PROCEDURES

Una Ricketts, President and Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this report; and in her opinion our disclosure controls and procedures ensure that material information relating us, is made know to her by others within our entity, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mrs. Ricketts there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation. As a result, no corrective actions with regard to significant deficiencies or material weakness in our internal controls were required.

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

ITEM 4      Submission of Matters to a vote of Security Holders.

On December 30th, 2003 the annual meeting of the Company was held at the Company's principal office, at 1051 5th Avenue North in Naples Florida. Of the 4,655,310 shares outstanding, 3,631,802 were represented in person and by proxy. The sole purpose of the meeting was to re-elect the Officers and Directors. The following officers and Directors were unanimously elected.

      Garfield Ricketts       Director/Chairman/CEO
      Una M. Ricketts         Director/Secretary/Treasurer
      Karen Ricketts          Director

On September 24, 2004, a special directors meeting was held by Una Ricketts And Karen Ricketts to appoint Garfield Ricketts Jr., A Director due to the passing of Garfield Ricketts, Sr. The new officers and directors elected are:

      Una M. Ricketts         Director/Chairman/Treasurer
      Karen Ricketts          Director/Secretary
      Garfield Ricketts Jr.   Director

Item 6      Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Number      Title
            ------      -----

            31.1 Certification by Una Ricketts, President, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification by Una Ricketts, President, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

            None

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized

REII INCORPORATED


By  s/s Una Ricketts  Chief Executive Officer
    -----------------------------------------
    Una Ricketts      Chief Executive Officer


By  s/s Karen Ricketts        Secretary
    -----------------------------------------
    Karen Ricketts            Secretary