Form 10KSB
period 2004-12-31
REII INC
filed 2005-03-08
CIK 743241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ending December 31, 2004

                        Commission File Number 21-16563-B

                                REII INCORPORATED
             ------------------------------------------------------
             (Exact Name of registrant as Specified in its Charter)

            Delaware                                             51-0373976
-------------------------------                            ---------------------
(State Or other Jurisdiction of                            (IRS Employee ID No.)
 Incorporation or Organization)

               1051 Fifth Avenue North, Naples, Florida  34102-5818
               ----------------------------------------------------
                (Address of Principal Executive Offices   Zip Code)

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

                            Yes [X]           No [ ]

As of December 31, 2004 4,655,310 shares of common stock were outstanding

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

REII INCORPORATD, a Delaware Corporation (hereinafter the "Company") was incorporated on August 24, 1994. On July 1, 1995 the Company entered into an agreement to acquire 100% of the issued and outstanding shares of Common Stock of Ricketts Enterprises International, Inc., a Florida Corporation (hereinafter "REI") Said acquisition was completed on November 21, 1995.

Prior to the acquisition of REI the Company had not engaged in any form of commercial business activity and as a result had no operating history. Further, prior to the acquisition of REI, neither the Company nor any of its Officers, Directors, had any affiliation with REI and REI or any of its Officers, Directors or Principal Shareholders had any affiliation with the Company. REI was incorporated on February 23, 1993 as closely held Sub-Chapter "S" Corporation to own and manage real estate properties, both residential and commercial. The principal business activity of the Company was carried on through its wholly owned REI subsidiary. From date of incorporation to date of acquisition by the Company, REI's Principal Officers, Directors and shareholders were Garfield H. Ricketts and Una Ricketts, husband and wife. On June 1, 1993, Mr. Dan McCaslin a licensed Real Estate Broker in the state Of Florida, was appointed as an Vice President and Director of REI. In March of 1997, Mr. Garfield Ricketts obtained his Florida Real Estate Broker's License and now represents the Company. Mr. McCaslin has since resigned his position with the company because of other commitments.

REI is a duly licensed Real Estate Corporation in the State of Florida, and was active in the ownership, management and sale of Real Estate in three States (New York, Florida, and Texas). In addition REI is a member of the Naples Board of Realtors, and the Multiple Listing Service, and the Naples Chamber Of Commerce.

As a result of the acquisition of REI the Company had owned five single family residences and four residential duplexes (8 units). All of the improved properties were rented to third party tenants. All the property that was owned by the Company to date resulted from the transfer to REI of properties belonging to the late President of the Company and REI, Mr. Garfield Ricketts.

REI acquired the Portfolio based on the assumption of the existing outstanding mortgages and contributed equity in the properties by Mr. Garfield Ricketts, or financed by a mortgage provided by WASHINGTON MUTUAL BANK FA and a note from Mr. Garfield Ricketts, based on the fair market value of the properties at the time of the transfer of ownership.

The long term goals of the Company were to acquire and develop commercial and residential properties in southwest Florida, and to seek out and acquire other business related to the real estate industry. The Company presently has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company. Future diversification will reduce the risk of operating losses if there is a downturn in the real estate rental market, and will enhance the Company's ability to increase income where possible. The fact that the Company had operated in three states rather than in a single area of a single state, allows it to take advantage of all opportunities that may be available in the areas in which it operates. There are no immediate plans to widen the area of operation, however such expansion may be considered in the future.

COMPETITION

The Company was a relatively new entrant to the residential rental market in Florida, but since rental properties in the moderate income range in the markets where the Company owned and managed properties are at a premium, the Company was able to compete. The Southwest Florida market, the Company's prime operating area, trends indicate a continuing short supply of residential properties available to service the non-tourist rental market demand. Only 200 additional apartments are currently being built each year, however current studies indicate that a minimum of 2500 rental units will be required over the next 5 years. Assuming 200 units per year continue to be built, it would take over 12 years before current demand could be supplied. As a result, it is anticipated that the continuing small growth rate will leave the residential rental market under supplied for the foreseeable future, as well as rental income at a premium. However, no assurance can be made that such a shortage will continue to exist at such time as the Company expands into the market or if any expansion at all will occur. The Company is in no way exempt from competition and there is always the possibility that major national developers will enter the market and accelerate the production of non-tourist residential rental units that will directly compete with the Company's expansion plan. Accelerated development could also have a material effect on the rental income the Company generates and the Company may have to lower its rental rates in order to compete. Information regarding the current short supply of non-tourist residential rental properties in the moderate income range is a result of the Company's study of the marketplace where the Company had relied on information and statistics generated by Boards of Realtors and Local Governments including planning and zoning departments.

EVALUATION OF OPPORTUNITIES

Mr. Garfield Ricketts, the Company's late President and was a Licensed Real Estate Broker in the State of Florida, had been acquiring and selling real estate since 1981 and built a significant portfolio of residential properties in New York, Florida, and Texas. As a result, Mr. Ricketts had the knowledge to seek out the best available opportunities for acquisition by the Company. The fact that southwest Florida, at the present time, is one of the fastest growing areas in the country, the Company believed that substantial growth can be achieved by acquiring existing income producing properties, as well as vacant land to be held for future development.

MERGER AND/OR ACQUISITION OPPORTUNITIES

Even though mergers can be a path to growth and development, the Company will seek only mergers with or acquire firms that can provide audited financial statements and can easily fall within the scope of the Company's present and future growth plans. There are certain risks which may arise from any merger situation, especially where there is an opportunity to acquire or merge with a relative new operating entity, however all efforts will be exercised to minimize such risks with careful examination of the merging or to be acquired company, its audited financial statements, as well as any analysis of the potential for success based on present and potential competition and overall market conditions. However, there is no assurance that the Company's financial ability will ever allow it to make acquisitions, or complete a merger or develop Real Estate.

FACILITIES

The Company had occupied approximately 1000 square feet of office space in the city of Naples, Florida, 35 miles south of Fort Myers, Florida. The property in which the office was located is presently owned by the Estate of the late President of the Company. The office was fully supported with all the necessary computers and office equipment and furniture required to efficiently conduct a real estate property management operation. The Company had paid the sum of $575 monthly for the rental, maintenance and other costs of the facility.

EMPLOYEES

Currently the Company has no full time staff employees. All current workers are either contract employees or commission personnel. The Company had employed contract management and maintenance services for the properties it had managed in New York and Texas. In Florida, the Company was managed by its President and other Company Officers. All property maintenance work was accomplished via third party independent contractors. There are no employment contracts with any individuals working for or associated with the Company or its subsidiary.

INDUSTRY SEGMENTS

No information is presented as to industry segments. The Company was engaged in a single line of business, the owning, rental, and management of commercial and residential real estate and/or related real estate products and services.

GOVERNMENT REGULATIONS

The Company is regulated pursuant to the Securities Act of 1934, as well as the rules and regulations promulgated by the Securities and Exchange Commission. The Company is also subject to State Securities Laws in the States where it operates as well as the States in which its securities may be sold. In addition, since the Company was engaged in the purchase, sale, rental, and management of real estate, it was subject to the real property laws and the rules and regulations enacted by the Real Estate Commissions in each of the states in which it had operated. As a result, the Company was required to retain the services of a Licensed Real Estate Broker to represent the Company in its real estate activities in each of the states in which it had operated.

ITEM 2: DESCRIPTION OF PROPERTY

The Information required by this item 2, Description of Property, is set forth in Item 1, Description of Business, of this Form 10-KSB Annual Report. Further descriptions of the Company's properties are as follows:

      5330 Jennings Street,
      Naples, FL 34112 - A three Bedroom, 2 Bathrooms, Living room, Dining room, single family house with a single attached garage.

      5326 Jennings Street,
      Naples, FL 34112 - A three Bedroom, 2 Bathrooms, Living room, Dining room, Single Family house with a single attached garage

      5450 Hardee Street,
      Naples, FL 34112 - A three Bedrooms, 2 Bathrooms, Living room, Dining room, Family room, single family house.

      5238/5240 Hardee Street,
      Naples, FL 34112 - A Duplex consisting of Two 2 Bedroom, 1 BathroomLiving units.

      4603 A/B Orchard Lane,
      Naples, FL 34112 - A duplex consisting of Two 2 Bedroom, 1 BathroomLiving units.

      17539 North Hagen Dr.
      Houston Texas - A three Bedroom, 2 Bathrooms, Living room, Dining room, and a two car garage attached.

      205 SW 33rd Street,
      Cape Coral, FL 33991 - A three Bedroom, 2 Bathrooms, Living room, Dining room, a two car garage attached, and a screened below ground pool.

      1110 SE 9th Court,
      Cape Coral, FL 33393:- a Duplex containing Two 2 Bedroom, 2 bathrooms Living units

      1009 SE 9th Avenue;
      Cape Coral, FL 33393:- a Duplex containing Two 2 Bedroom, 2 bathrooms Living units.

During 2004, the Company sold all of the above listed properties to independent third parties, with the intent of searching for new business opportunities. As of December 31, 2004, the Company owned no revenue producing properties.

ITEM 3: LEGAL PROCEEDINGS

The company is not presently a party to any litigation of any kind or nature whatsoever, or to the Company's best knowledge and belief is any litigation threatened or contemplated.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 31, 2003 the annual meeting of stockholders and Directors was held at the Company's Principal Office at 1051-5th Avenue North, Naples, Florida 34102. The purpose of the meeting was to re-elect the officers and directors of the Company. Of the 4,655,310 shares outstanding 3,609,425 shares were represented by proxy and in person. Officers and Directors present at the meeting were Garfield Ricketts, Chairman, Una M. Ricketts Secretary/ Treasurer, and Vice President Karen Ricketts participated via the telephone. The meeting was called to order by the Chairman at 10:30am and the following officers and directors were unanimously re-elected.

Garfield H. Ricketts - Chairman, Chief Executive Officer, Director; Una M. Ricketts - Secretary/Treasurer, Principal Financial Officer, Director; Karen Ricketts - Vice President and Director.

There was no settlement that terminated any solicitation under Rule 14a-11

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

      (B) Holders: The number of record holders of shares of the Company's Common stock as of December 31, 2004 was 1295, inclusive of those brokerage firms and/or clearing houses, if any hold shares of the Company's Common stock for their clientele (with such brokerage house and/or clearing house, if any, being considered as one holder). The aggregate number of shares of the Company's common stock issued and outstanding as of December 31, 2004 was 4,655,310. The Company has no holders of Preferred Stock as of December 31, 2004.

      (C) Dividends: The Company has not paid or declared any dividends upon its shares of common stock since its inception. The Company does anticipate declaring and distributing a cash dividend in 2005.

Item 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net cash flows used in operating activities in 2004 was $322,419, compared to net cash used of $22,937 in 2003. The difference is primarily due to management fees paid to Una M. Ricketts, President during 2004 and income taxes paid on the gain on sale of remaining revenue producing assets.

Market Risk and Contingent Liabilities

The nature and amount of REII's debt may vary as a result of future business requirements, market conditions and other factors. At December 31, 2004, REII had no outstanding long-term debt.

Management of REII believes that there are no commitments, uncertainties, or contingent liabilities that will have a materially adverse effect on the consolidated financial position or operations of REII and is of the opinion that inflation has not and will not have a material effect on operations.

Capital Expenditures, Dispositions and Financing Requirements

During 2004, REII sold nine residential properties to independent third parties. The net gain on sale of revenue producing assets of $503,304 is reported in the other income component of continuing operations in the consolidated statements of operations.

During 2003, REII sold three residential properties to independent third parties. The net gain on sale of revenue producing assets of $192,360 is reported in the other income component of continuing operations in the consolidated statements of operations.

Capital expenditures for improvements to income producing properties during 2004 totaled $2,918, compared to $11,473 in 2003.

In December 2004, REII ceased active operations in their corporate office, due to the sale of all of the revenue producing assets, and abandoned all of the office property and equipment. As a result, a loss on disposal of property and equipment of $1,474 is reported in the other expense component of continuing operations in the consolidated statements of operations.

Capital expenditures for office equipment additions during 2004 was $-0-, compared to $306.

Net cash used in financing activities for the years ended December 31, 2004 and 2003 was $280,892 and $195,697, respectively, for repayment of mortgages on revenue producing properties and for payment of the loan due to stockholder. The cash used to pay the debt was obtained from the proceeds of the sale of revenue producing assets.

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

Net Income

REII reported net income of $167,429 in 2004, compared to net income of $142,280 in 2003. The net income in both years is primarily due to the gain on sale of revenue producing assets.

Revenues

Total revenues for 2004 decreased by $61,256 (56%) to $48,560 from $109,816 for 2003. The decrease was due primarily to the disposal of revenue producing assets.

Direct Expenses

Direct expenses for 2004 decreased by $45,865 (40%) to $67,733 (139% of total revenues) from $113,598 (103% of total revenues) for 2003. The decrease was due primarily to the decrease in depreciation, real estate taxes and insurance, and interest expense because of the disposal of revenue producing assets.

General and Administrative Expenses

General and administrative expenses for 2004 increased by $10,244 (26%) to $49,638 from $39,394 for 2003. The increase was due primarily to the increase in professional fees to meet SEC reporting requirements.

Management Services Expense

Management services expense increased to $180,000 in 2004 from $-0- in 2003, due to the payment of services performed by REII's President without compensation during the years 1997 through 2004 and due to the additional services she performed in connection with the sale of the revenue producing assets.

Bad Debt Expense

Bad debts expense increased by $1,444 (42%) to $4,849 in 2004 from $3,405 in 2003. The increase was due primarily to an increase in the number of recognized uncollectible rent receivables from evicted tenants.

Other Income (Expense)

REII reported other income (expense) from continuing operations of $501,848 in 2004, which included $18 in interest income and a loss on disposal of office property and equipment of $1,474. The remainder consisted of the gain on the sale of nine revenue producing properties. In 2003, REII reported other income from continuing operations of $192,514, which included $154 in interest income. The remainder consisted of the gain on the sale of three revenue producing properties.

Income Taxes

Provision for income taxes for 2004 increased by $77,106 to $80,759 from $3,653 in 2003. The increase was primarily due to the increase in the gain from the sale of revenue producing assets. REII exhausted its net operating loss carryforwards that it had accumulated in prior years in 2003.

ITEM 7: FINANCIAL STATEMENTS

See the Financial Statements as filed as part of this report (see pages F-1 to F-12).

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on 10-KSB to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms.

In connection with the evaluation described above, our management, including our Chief Executive Officer and Principal Financial Officer, identified no change in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2004, and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Directors and Executive Officers of the Company and their ages are as follows:

       NAME                      AGE                   POSITION
      ------                     ---                   --------
Una M. Ricketts                   72        President/CEO/Treasurer/Director

Karen Ricketts                    44        Vice President/Secretary/Director

Garfield H. Ricketts, Jr.         52                   Director

All Company's Officers and Directors were appointed on September 24, 2004, due to the vacancies created by the passing of Garfield H. Ricketts, Sr. on September 22, 2004, who served as President/CEO/Director. The Company's Officers and Directors will remain in office until the next annual meeting of the stockholders, and until their successors have been duly elected and qualified.

There are no agreements with respect to the election of Directors. The Company has not compensated its Directors for service on the Board of Directors and/or any committee thereof or reimbursed for expenses incurred for attendance at meetings of the Board of Directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees.

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

Presently, Karen Ricketts and Garfield H. Ricketts, Jr. serve without compensation in their capacity as Officers and/or Directors. As of January 1, 2005, Una M. Ricketts receives a monthly management fee of $2,000 for her services as President of the Corporation. All authorized out of pocket expenses incurred by an Officer or Director on behalf of the Company is subject to reimbursement upon receipt by the Company of the required documentation substantiating such expense. There are no current plans nor at present does the Company have any current or future obligation to compensate its other Officers and Directors. Compensation of Officers and Directors of the Company is at the discretion of the Board of Directors and the current circumstances may change in the future where the other Officers and Directors of the Company receive compensation.

The business experience of each of the persons listed above during the past five years is follows:

Una M. Ricketts was Educated in Jamaica, West Indies in all phases of Business (Accounting) and was employed as bookkeeper for 43 years rising to the position of Chief Accountant with Merchant's Importing Company of New York. Mrs. Ricketts retired in July 1993. She has been the Chief Accountant for Ricketts Enterprises International Inc., since its inception in February 1993. Upon the passing of her husband, Garfield Ricketts, Sr., Mrs. Ricketts was appointed to CEO and President to fill those vacancies created by the passing of her husband.

Karen Ricketts obtained her Bachelor of Arts Degree in Communications from the State University of New York at Buffalo in 1982. In 1989, Ms. Ricketts completed an Associate Degree from Adelphi University as a Certified Paralegal. After graduation, Ms. Ricketts worked for several New York City law firms as a Paralegal, before recently joining the firm of Zuckerman & Spaeder in Miami, Florida as a Senior Paralegal.

Garfield H. Ricketts, Jr. obtained his Bachelor of Arts Degree in Psychology from Fordham University. After graduation, Mr. Ricketts worked for several advertising agencies in New York City and Los Angeles in senior level positions, before starting his own company. In 1993, Mr. Ricketts started his own Service-Media Agency in Los Angeles, California called Round2 Communications, which he currently still operates.

ITEM 10: EXECUTIVE COMPENSATION

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

Name and                 Annual   Other    Annual     All Other
Principal Position        Year    Salary    Bonus   Compensation   Compensation
------------------        ----    ------    -----   ------------   ------------
Una M. Ricketts           2002       0        0           0              0
President/CEO/Treasurer   2003       0        0           0              0
                          2004   $20,000   $20,000        0          $140,000

Karen Ricketts            2002       0        0           0              0
VicePresident/Secretary   2003       0        0           0              0
                          2004       0        0           0              0

Garfield Ricketts, Jr.    2004       0        0           0              0

In the future the Company may establish with each Company Officer and/or Director some form of compensation. Said compensation may include a situation wherein an Officer and/or Director could receive shares of the Company's Common Stock in lieu of cash until such time that the Company can sustain such expenses on a cash basis. In the event shares of the Company's Common Stock are delivered to an Officer and/or Director as compensation, the value of the shares delivered will be based on one or more of the following criteria: the then current market value of the shares as traded on a public exchange, the then current Book Value of the shares, or as determined by the Company's Board of Directors.

The dollar amount of compensation due each Officer and/or Director and a formula for valuing the shares of the Company's Common Stock in order to determine the number of shares to be issued as compensation will be determined by the Board of Directors prior to the issuance of any shares of the Company's Common Stock. No dollar amount of Officer/Director compensation or formula for determining the value of the shares of the Company's Commons Stock has been determined at this time and the Board of Directors has no plans to make such a determination in the near future.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, information with respect to (1) any person, management or otherwise, known by the Company, to own beneficially more than five percent (5%) of the Company's stock; (2) the shares of Common Stock beneficially owned by each Officer and Director of the Company; and (3) the total of the Company's Common Stock beneficially owned by the Company's Officers and Directors as a group. Each stockholder holds the sole voting and investment power with regard to the shares owned beneficially by such stockholder.

Name and Address of                 Amount and Nature of         Percent of
Beneficial owner                    Beneficial Ownership          Class (1)
--------------------                --------------------         ----------

Una M. Ricketts                         3,592,425 (2)              77.17%
7751 Naples Heritage Dr.
Naples, Florida 34112

Karen Ricketts                             17,000                   0.37%
357 Almeria Avenue, Unit 702
Coral Gables, Florida 33134

Garfield H. Ricketts, Jr.                     -0-                   0.00%
c/o Round2 Communications
12400 Wilshire Blvd., Suite 370
Los Angeles, California 90025

All Directors and Executive
Officers as a group (3 Persons)         3,609,425                  77.53%

Notes: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated.

(1) Based upon the 4,655,310 shares of Common Stock being issued and outstanding on December 31, 2004. There are no outstanding options for the purchase of shares of the Company's Common Stock.

(2) Amount includes 2,892,425 shares that are held in the Estate of Garfield H. Ricketts, Sr., the late husband of Una M. Ricketts, for which she serves as Executrix for the Estate.

(3) Karen Ricketts and Garfield H. Ricketts, Jr. are the children of Una M. Ricketts.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the Company's last three fiscal years, there have been no arrangements between the Company and any of its current or previous Officers or Directors, or nominees for election as a Director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth herein.

The Company and its subsidiary REI occupied office facilities of approximately 1000 square feet (an office Condominium) that is owned by the Estate of Garfield Ricketts, Sr., the late President of the Company. The Company paid $575 per month in rent. There was no written lease agreement between the Company or its subsidiary REI and Mr. Ricketts. The Company was considered to be a month to month tenant.

In December 2004, the Board of Directors approved the payment of a Management Fee to Una M. Ricketts, President, for services performed without compensation during the years 1997 through 2004, totaling $160,000. The Board of Directors also approved the payment of an additional $20,000 management fee to Una M. Ricketts, President, for 2004, due to the additional services she performed in connection with the sale of the revenue producing assets.

In January 2005, the Board of Directors approved the payment of a monthly Management Fee to Una M. Ricketts, President, in the amount of $2,000 per month, for services performed.

The Company will obtain Board of Directors approval with respect to entering into future transactions with its Officers, Directors, Affiliates, or any Related Party.

Item 13: EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K:

            March 18, 2004 - to report the disposition of one of the revenue producing properties.

            June 15, 2004 - to report the disposition of one of the revenue producing properties.

            June 29, 2004 - to report the disposition of one of the revenue producing properties.

            August 16, 2004 - to report the disposition of one of the revenue producing properties.

            October 6, 2004 - to report the passing of one of the Board of Directors members and President of the Corporation, and the appointment of the new Director and Officers, due to the vacancies created by the passing of the late Director.

            October 20, 2004 - to report the disposition of two of the revenue producing properties.

            November 12, 2004 - to report the disposition of three of the revenue producing properties.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to REII Incorporated and Subsidiary for the years ended December 31, 2004 and 2003 by Rotenberg & Company, LLP.

                                     Years Ended December 31,
                                     ------------------------
                                       2004            2003
                                     -------          -------
         Audit Fees                  $11,600          $11,300
         Audit-Related Fees          $    --          $    --
         Tax Fees                    $ 3,200          $ 1,000
         All Other Fees              $    --          $    --

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2005.

                                  REII INCORPORATED


                                  /s/ Una M. Ricketts
                                  -------------------------------------------
                                  Una M. Ricketts
                                  President, CEO, Principal Financial Officer

                        REII INCORPORATED AND SUBSIDIARY
                            (A DELAWARE CORPORATION)
                                 NAPLES, FLORIDA

                    ----------------------------------------
                                FINANCIAL REPORTS
                                       AT
                                DECEMBER 31, 2004
                    ----------------------------------------

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA


TABLE OF CONTENTS
--------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm                   F-1

Consolidated Balance Sheets at December 31, 2004 and 2003                 F-2

Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 2004 and 2003                          F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 2004 and 2004                                              F-4

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2004 and 2003                                           F-5 - F-6

Notes to Consolidated Financial Statements                            F-7 - F-12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  and Stockholders
REII Incorporated and Subsidiary
(A Delaware Corporation)
Naples, Florida

      We have audited the accompanying consolidated balance sheets of REII Incorporated and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of REII Incorporated and Subsidiary as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
January 31, 2005

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA

CONSOLIDATED BALANCE SHEETS
================================================================================
December 31,                                                2004         2003
--------------------------------------------------------------------------------
ASSETS
Revenue Producing Assets -
  Net of Accumulated Depreciation                        $      --    $ 406,104
Cash and Cash Equivalents                                  375,967       81,718
Other Current Assets                                            --       11,948
Tenant Escrow Account                                           --       56,467
Office Property and Equipment -
  Net of Accumulated Depreciation                               --        1,958
--------------------------------------------------------------------------------
TOTAL ASSETS                                             $ 375,967    $ 558,195
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Mortgages Payable - Banks                                $      --    $ 162,308
Mortgages Payable - Stockholder                                 --       90,518
Accounts Payable and Accrued Expenses                        1,452       13,750
Tenant Escrow Liability                                         --       56,467
Due to Stockholder                                              --       28,066
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                            1,452      351,109
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common Stock: $.001 Par; 20,000,000 Shares Authorized;
              4,655,310 Shares Issued and Outstanding        4,655        4,655
Additional Paid-In Capital                                 336,381      336,381
Retained Earnings (Accumulated Deficit)                     33,479     (133,950)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                 374,515      207,086
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 375,967    $ 558,195
================================================================================

   The accompanying notes are an integral part of these financial statements.

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
===============================================================================================================
                                                   COMMON                          RETAINED
                                                    STOCK        ADDITIONAL        EARNINGS          TOTAL
                                  NUMBER OF      ($.001 PAR        PAID-IN      (ACCUMULATED      STOCKHOLDERS'
                                    SHARES          VALUE)         CAPITAL         DEFICIT)          EQUITY
---------------------------------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 2003         4,655,310       $   4,655       $ 336,381       $(276,230)       $  64,806

Net Income                               --              --              --         142,280          142,280
---------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2003       4,655,310           4,655         336,381        (133,950)         207,086

Net Income                               --              --              --         167,429          167,429
---------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2004       4,655,310       $   4,655       $ 336,381       $  33,479        $ 374,515
===============================================================================================================

   The accompanying notes are an integral part of these financial statements.

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA

CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================
Years Ended December 31,                                 2004           2003
--------------------------------------------------------------------------------
REVENUES
Rental Income                                        $    48,560    $   102,673
Management Services                                           --            693
Commissions                                                   --          6,450
--------------------------------------------------------------------------------
TOTAL REVENUES                                            48,560        109,816
--------------------------------------------------------------------------------
EXPENSES
DIRECT EXPENSES
Depreciation                                              11,848         29,114
Interest                                                   6,615         21,019
Real Estate Taxes and Insurance                           23,743         33,413
Repairs and Maintenance                                   19,141         23,020
Other Direct Expenses                                      6,386          7,032
--------------------------------------------------------------------------------
TOTAL DIRECT EXPENSES                                     67,733        113,598

GENERAL AND ADMINISTRATIVE EXPENSES                       49,638         39,394

MANAGEMENT SERVICES EXPENSE                              180,000             --

BAD DEBTS EXPENSE                                          4,849          3,405
--------------------------------------------------------------------------------
TOTAL EXPENSES                                           302,220        156,397
--------------------------------------------------------------------------------
LOSS BEFORE OTHER INCOME (EXPENSE)                      (253,660)       (46,581)

OTHER INCOME (EXPENSE)
Interest and Other Income                                     18            154
Gain on Sale of Revenue Producing Assets                 503,304        192,360
Loss on Disposal of Office Property and Equipment         (1,474)            --
--------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR TAXES                        248,188        145,933

Provision for Taxes                                       80,759          3,653
--------------------------------------------------------------------------------
NET INCOME                                           $   167,429    $   142,280
================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - BASIC AND DILUTED               4,655,310      4,655,310

NET INCOME PER COMMON SHARE - BASIC AND DILUTED      $      0.04    $      0.03
================================================================================

   The accompanying notes are an integral part of these financial statements.

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA

CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================
Years Ended December 31,                                    2004           2003
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                             $ 167,429      $ 142,280

ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
Bad Debts Expense                                          4,849          3,405
Depreciation                                              12,332         30,288
Gain on Sale of Revenue Producing Assets                (503,304)      (192,360)
Loss on Disposal of Office Property and Equipment          1,474             --

CHANGES IN ASSETS AND LIABILITIES:
Other Current Assets                                       7,099         (8,325)
Accounts Payable and Accrued Expenses                    (12,298)         1,775
--------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                (322,419)       (22,937)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Office Equipment                               --           (306)
Improvements to Revenue Producing Properties              (2,918)       (11,473)
Proceeds from Sale of Revenue Producing Assets           900,478        290,073
--------------------------------------------------------------------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                 897,560        278,294
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Mortgages                                  (252,826)      (181,722)
Repayment of Loan Due to Stockholder                     (28,066)       (13,975)
--------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                (280,892)      (195,697)
--------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                  294,249         59,660
Cash and Cash Equivalents - Beginning of Year             81,718         22,058
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF YEAR                $ 375,967      $  81,718
================================================================================

   The accompanying notes are an integral part of these financial statements.

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
================================================================================
Years Ended December 31,                                    2004          2003
--------------------------------------------------------------------------------
SUPPLEMENTARY DISCLOSURES
================================================================================
Interest Paid                                             $  7,143      $ 21,523
Income Taxes Paid                                         $ 84,143      $     --
--------------------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES
================================================================================
DISPOSAL OF REVENUE PRODUCING ASSETS:
Reduction of Bank Mortgage Financing                      $     --      $170,697
Net Book Value of Disposed Revenue Producing Assets       $397,174      $265,410
================================================================================

   The accompanying notes are an integral part of these financial statements.

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES NATURE OF OPERATIONS

            The business was incorporated on August 24, 1994 under the laws of the state of Delaware. The principal business activity is carried on through the wholly owned subsidiary, Ricketts Enterprises International, Inc. ("REI"), a Florida Corporation. REI is a duly licensed real estate corporation in the state of Florida and was active in the ownership, management, and sale of residential real estate primarily in the state of Florida. The Company sold its remaining revenue producing assets in October 2004, with the intent of searching for new business opportunities.

            PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ricketts Enterprises International, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

            SEGMENT DATA AND GEOGRAPHIC INFORMATION

            The Company operated in the rental real estate industry primarily in the state of Florida.

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

            REVENUE PRODUCING ASSETS AND DEPRECIATION

            Revenue producing assets consist of land and buildings which are stated at cost, less the buildings' accumulated depreciation computed on the straight-line method over estimated useful lives of 28 years.

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

                                                                   - continued -

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

            OFFICE PROPERTY, EQUIPMENT AND DEPRECIATION

            Office property and equipment are stated at cost, less accumulated depreciation computed using the straight line method over estimated useful lives as follows:

                  Office Equipment                                5 - 10 Years
                  Office Furniture                                7 - 15 Years

            Maintenance and repairs are charged to expense. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts.

            REVENUE RECOGNITION

            Revenues from commissions and management services are recognized as services are rendered. Revenues from rental properties are recognized monthly based on agreed upon payments in month-to-month or one-year term lease agreements.

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

                                                                   - continued -

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

            FAIR VALUE OF FINANCIAL INSTRUMENTS

            The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximated fair value as of December 31, 2004 and 2003 because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, approximated fair value as of December 31, 2004 and 2003 based upon current market rates for the same or similar debt issues.

            RECENTLY ISSUED ACCOUNTING STANDARDS

            In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. Management does not expect the adoption of SFAS 151 to have a significant impact on the financial position or results of operations of the Company.

            In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). This statement amends FASB Statement No. 66 "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 "Accounting for Real Estate Time-Sharing Transactions" ("SOP 04-2"). SFAS 152 also amends FASB Statement No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects" to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 152 on its consolidated financial statements.

                                                                   - continued -

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE A -    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            - CONTINUED

            In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended September 30, 2005. The Company is currently evaluating the impact of SFAS 153 on its consolidated financial statements.

            In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for non-small business issuers for all interim periods beginning after June 15, 2005. SFAS 123R is effective for small business issuers for all interim periods beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended March 31, 2006. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. Management does not expect the adoption of SFAS 123R to have a significant impact on the financial position or results of operations of the Company.

NOTE B -    REVENUE PRODUCING ASSETS

            Revenue producing assets consisted of the following:

            ====================================================================
            December 31,                                    2004           2003
            --------------------------------------------------------------------
            Land                                        $     --       $ 56,635
            Apartment Buildings                               --        454,450
            Building Improvements                             --         36,746
            --------------------------------------------------------------------
                                                        $     --       $547,831
            Less: Accumulated Depreciation                    --        141,727
            --------------------------------------------------------------------
            Net Revenue Producing Assets                $     --       $406,104
            ====================================================================

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE C -    OFFICE PROPERTY AND EQUIPMENT

            Office property and equipment consisted of the following:

            ====================================================================
            December 31,                                    2004           2003
            --------------------------------------------------------------------
            Office Equipment                            $     --       $ 13,958
            Office Furniture                                  --          7,644
            --------------------------------------------------------------------
                                                        $     --       $ 21,602
            Less:  Accumulated Depreciation                   --         19,644
            --------------------------------------------------------------------
            Net Office Property and Equipment           $     --       $  1,958
            ====================================================================

            Depreciation expense for the years ended December 31, 2004 and 2003 was $484 and $1,174, respectively.

NOTE D -    MORTGAGES PAYABLE

            Mortgages payable to banks consisted of the following:

            ====================================================================
            December 31,                                    2004           2003
            --------------------------------------------------------------------
            WASHINGTON MUTUAL BANK
            Mortgages paid in full.                     $     --       $162,308
            --------------------------------------------------------------------
            Total Mortgages Payable - Banks             $     --       $162,308
            ====================================================================

            Mortgages payable to stockholder consisted of the following:

            ====================================================================
            December 31,                                    2004           2003
            --------------------------------------------------------------------
            GARFIELD RICKETTS
            Mortgages paid in full.                     $     --       $ 90,518
            --------------------------------------------------------------------
            Total Mortgages Payable - Stockholder       $     --       $ 90,518
            ====================================================================

NOTE E -    RELATED PARTY TRANSACTIONS

            The Company rents the office building for its corporate headquarters located in Naples, Florida for $575 per month, based on a month-to-month agreement, from Garfield Ricketts, a 62% stockholder. Rent expense for each of the years ended December 31, 2004 and 2003 was $6,900 and is included in general and administrative expenses.

                                                                   - continued -

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
NAPLES, FLORIDA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE E -    RELATED PARTY TRANSACTIONS - CONTINUED

            In December 2004, the Board of Directors approved the payment of a Management Fee to Una M. Ricketts, President, for services performed without compensation during the years 1997 through 2004, totaling $160,000. The Board of Directors also approved the payment of an additional $20,000 management fee to Una M. Ricketts, President, for 2004, due to the additional services she performed in connection with the sale of the revenue producing assets.

NOTE F -    DISPOSAL OF REVENUE PRODUCING ASSETS

            During 2004, the Company sold nine residential properties to independent third parties. The net gain on sale of revenue producing assets of $503,304 is reported in the other income component of continuing operations in the consolidated statements of operations.

            During 2003, the Company sold three residential properties to independent third parties. The net gain on sale of revenue producing assets of $192,360 is reported in the other income component of continuing operations in the consolidated statements of operations.

NOTE G -    DISPOSAL OF OFFICE PROPERTY AND EQUIPMENT

            In December 2004, the Company ceased active operations in their corporate office, due to the sale of all the revenue producing assets, and abandoned all of the office property and equipment. As a result, a loss on disposal of office property and equipment of $1,474 is reported in the other expense component of continuing operations in the consolidated statements of operations.