Form 10QSB
period 2005-03-31
REII INC
filed 2005-05-16
CIK 743241

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

 ☒ For the quarterly period ended March 31, 2005 or

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _______________ to ____________________

Commission File Number: 000-21247

REII INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-2622429
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

Rua Cotoxo 611-cj63 Sao Paulo-SP- Brazil- 05021-000
(Address of Principal Executive Offices)

972 544 816 339
(Registrant's Telephone Number)

Former Address: 1051 Fifth Avenue North, Naples, Florida 34102-5818
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

As of May 13, 2005, there were 4,655,312 shares of the registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets at March 31, 2005 (Unaudited) and December 31, 2004	1

Consolidated Statements of Operations for the Three Months	2
Ended March 31, 2005 and 2004 (Unaudited)

Consolidated Statements of Cash Flows for the Three Months	3
Ended March 31, 2005 and 2004 (Unaudited)

Notes to Consolidated Financial Statements	4

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Sao Paulo, Brazil

CONSOLIDATED BALANCE SHEETS

	(U.S. Dollars)

	(Unaudited)
	March 31,	December 31,
	2005	2004

ASSETS

Cash and Cash Equivalents	$332,315	$375,967
Other Current Assets	11,012	10,362

Total Assets	$343,327	$386,329

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable and Accrued Expenses	$755	$11,814

Total Liabilities	755	11,814

Stockholders' Equity
Common Stock: $.001 Par; 20,000,000 Shares Authorized;
4,655,310 Shares Issued and Outstanding	4,655	4,655
Additional Paid-In Capital	336,381	336,381
Retained Earnings	1,536	33,479

Total Stockholders' Equity	342,572	374,515

Total Liabilities and Stockholders' Equity	$343,327	$386,329

The accompanying notes are an integral part of these financial statements.

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Sao Paulo, Brazil

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	(U.S. Dollars)

Three Months Ended March 31,	2005	2004

Revenues
Rental Income	$—	$20,750

Total Revenues	—	20,750

Expenses
Direct Expenses
Depreciation	—	6,111
Interest	—	3,088
Real Estate Taxes and Insurance	—	9,113
Repairs and Maintenance	—	8,989
Other Direct Expenses	—	1,200

Total Direct Expenses	—	28,501

General and Administrative Expenses	25,943	11,179

Management Services Expenses	6,000	—

Bad Debt Expense	—	2,899

Total Expenses	31,943	42,579

Loss Before Other Income	(31,943)	(21,829)

Other Income
Interest and Other Income	—	18
Gain on Sale of Revenue Producing Assets	—	43,138

Income (Loss) Before Provision for Taxes	(31,943)	21,327

Provision for Taxes	—	830

Net Income (Loss) for the Period	$(31,943)	$20,497

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	4,655,310	4,655,310

Net Income (Loss) Per Common Share - Basic and Diluted	$(0.01)	$0.00

The accompanying notes are an integral part of these financial statements.

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Sao Paulo, Brazil

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(U.S. Dollars)

Three Months Ended March 31,	2005	2004

Cash Flows from Operating Activities

Net Income (Loss) for the Period	$(31,943)	$20,497

Adjustments to Reconcile Net Income (Loss) for the Period
to Net Cash Flows from Operating Activities:
Bad Debt Expense	—	2,899
Depreciation	—	6,318
Gain on Sale of Revenue Producing Assets	—	(43,138)

Changes in Assets and Liabilities:
Other Current Assets	(650)	(2,859)
Accounts Payable and Accrued Expenses	(11,059)	(3,787)

Net Cash Flows from Operating Activities	(43,652)	(20,070)

Cash Flows from Investing Activities
Improvements to Revenue Producing Properties	—	(473)
Proceeds from Sale of Revenue Producing Assets	—	59,065

Net Cash Flows from Investing Activities	—	58,592

Cash Flows from Financing Activities
Repayment of Mortgages	—	(1,288)
Repayment of Loan Due to Stockholder	—	(28,066)

Net Cash Flows from Financing Activities	—	(29,354)

Net Change in Cash and Cash Equivalents	(43,652)	9,168

Cash and Cash Equivalents - Beginning of Period	375,967	81,718

Cash and Cash Equivalents - End of Period	$332,315	$90,886

SUPPLEMENTARY DISCLOSURES

Interest Paid	$—	$3,090
Income Taxes Paid	$10,631	$3,653

NON-CASH INVESTING AND FINANCING ACTIVITIES

Disposal of Revenue Producing Assets:
Net Book Value of Disposed Revenue Producing Assets	$—	$15,927

The accompanying notes are an integral part of these financial statements.

REII INCORPORATED AND SUBSIDIARY
(A DELAWARE CORPORATION)
Sao Paulo, Brazil

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The consolidated financial statements of REII Incorporated and Subsidiary (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in conjunction with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s Form 10-KSB Annual Report, and other reports filed with the SEC.

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

Reclassifications
Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the current year presentation. The reclassifications made to the prior year have no impact on the net income (loss), or overall presentation of the consolidated financial statements.

Note B - Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ricketts Enterprises International, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Note C - Related Party Transactions

In January 2005, the Board of Directors approved the payment of a monthly Management Fee of $2,000 to Una M. Ricketts, President, for services rendered.

Note D - Subsequent Events

Dividend Payment
In April 2005, the Company declared and paid a cash dividend of $0.07 per share of the issued and outstanding common stock, totaling $325,872.

Change in Control
On April 29, 2005, Una M. Ricketts, President and Director, and Karen Ricketts, Vice-President and Director, sold all of the respective shares owned and/or under their control, representing approximately 78% of the issued and outstanding common stock, to an unrelated third party. Concurrently with the sale of their shares, both Una M. and Karen Ricketts resigned from their respective offices of the Company, with Daniel Ollech being appointed President and Director to replace Una M. Ricketts. This sale of shares resulted in a change of control of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

REII Incorporated and Subsidiary ("REII") was in the business of residential rental real estate in the state of Florida. REII sold its remaining revenue producing assets in October 2004.

FINANCIAL CONDITION AND LIQUIDITY

REII's source of working capital was from rental operating activities. REII has not borrowed any moneys from financial institutions for working capital needs.

Net cash flows used in operating activities for the three month periods ended March 31, 2005 and 2004 was $43,652 and $20,070, respectively. The difference is primarily due to the decrease in rental income due to the sale of the remaining revenue producing assets in October 2004 and continuing obligations for general and administrative expenses.

MARKET RISK AND CONTINGENT LIABILITIES

The nature and amount of REII's debt may vary as a result of future business requirements, market conditions and other factors. At March 31, 2005, REII had no outstanding long-term debt.

Management of REII believes that there are no commitments, uncertainties, or contingent liabilities that will have a materially adverse effect on the consolidated financial position or operations of REII and is of the opinion that inflation has not and will not have a material effect on operations.

CAPITAL EXPENDITURES, DISPOSITIONS AND FINANCING REQUIREMENTS

During the three months ended March 31, 2005, REII owned no revenue producing properties and had no expenditures for office equipment.

Net cash used in financing activities for the three month period ended March 31, 2005 was $0, since REII had no outstanding financing obligations, and for the three month period ended March 31, 2004 was $29,354, due to the repayment of mortgages on revenue producing properties and for payment of the loan due to stockholder. The cash used to pay the debt was obtained from the proceeds of the sale of revenue producing assets.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2004

NET INCOME (LOSS)

REII reported a net loss of $31,943 for the three months ended March 31, 2005, compared to net income of $20,497 for the three months ended March 31, 2004. The net income in 2004 is primarily due to the gain on sale of revenue producing assets.

REVENUES

Total revenues for the three months ended March 31, 2005 decreased to $0 from $20,750 for the three months ended March 31, 2004. The decrease was due primarily to the disposal of the remaining revenue producing assets in October 2004.

DIRECT EXPENSES

Direct expenses for the three months ended March 31, 2005 decreased to $0 from $28,501 for the three months ended March 31, 2004. The decrease was due primarily to the disposal of the remaining revenue producing assets in October 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2005 increased to $25,943 from $11,179 for the three months ended March 31, 2004. The increase was due primarily to the increase in professional fees to meet SEC reporting requirements.

OTHER INCOME

Other income for the three months ended March 31, 2005 decreased to $0 from $43,156 for the three months ended March 31, 2004. Other income in 2004 consisted of interest income of $18 and gain on sale of revenue producing assets of $43,138.

INCOME TAXES

REII did not record a provision for income taxes during the three months ended March 31, 2005 since it had $0 revenues.

SUBSEQUENT EVENTS

In April 2005, the Company declared and paid a cash dividend of $0.07 per share to holders of the issued and outstanding common stock of the Company. The total dividends paid by the Company equaled $325,872.

On April 29, 2005, Una M. Ricketts, President, Chief Executive Officer and Treasurer of the Company and Karen Ricketts, Vice-President and Secretary of the Company and the Company entered into a Stock Purchase Agreement with Livorno Investments Ltd. , pursuant to which Una M. Ricketts and Karen Ricketts sold an aggregate of 3,609,850 shares of the Company’s common stock to Livorno Investments Ltd., representing approximately 77.5% of the total outstanding number of shares of common stock of the Company.

In connection with the sale of the Company’s common stock to Livorno Investments Ltd., both Karen Ricketts and Garfield H. Ricketts, Jr. resigned as members of the board of directors of the Company and Una M. Ricketts intends on resigning as a member of the board of directors in the future. In addition, both Una M. Ricketts and Karen Ricketts resigned as officers of the Company. Subsequent to the foregoing resignations, Daniel Ollech was appointed as a member of the board of directors and as the President, Chief Executive Officer, Treasurer and Secretary of the Company.

ITEM 3. CONTROLS AND PROCEDURES

a)  Evaluation of Disclosure Controls and Procedures. As of March 31, 2005, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b)  Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART 11. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company is not presently a party to any litigation of any kind or nature whatsoever, nor to the company's best knowledge and belief is any litigation threatened or contemplated.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There has not been any recent unregistered sale of equity securities by the Company, nor has there been any material changes of the rights of holders of registered securities, and working capital restrictions and other limitations on the payment of dividends.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

There have not been any defaults on any senior Securities.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Security Holders of the Company for a vote during the three months ended March 31, 2005.

ITEM 5 OTHER INFORMATION

The Company has no other information to report.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

Number	Title

31.1	Certification by Daniel Ollech, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification by Daniel Ollech, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 16th day of May 2005.

REII INCORPORATED

By:	/s/Daniel Ollech
Daniel Ollech President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary