Form 10QSB
period 2005-06-30
B&D Food Corp.
filed 2005-08-22
CIK 743241

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               |X| For the quarterly period ended June 30, 2005 or

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

     For the transition period from _______________ to ____________________

                        Commission File Number: 000-21247

                                B & D FOOD CORP.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                          13-2622429
---------------------------------                      -------------------------
  (State or Other Jurisdiction                              (IRS Employer
of Incorporation or Organization)                         Identification No.)

 Rua Luis Coelho 223, 8th Floor, Conjunto 81, Cerqueira Cesar, Sao Paulo, S.P. -
                             Brazil CEP: 01309-901
                    (Address of Principal Executive Offices)

                                 972 544 816 339
                         (Registrant's Telephone Number)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

As of July 15, 2005, there were 100,000,000 shares of the registrant's common stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 B&D FOOD CORP.
                          (FORMERLY REII INCORPORATED)
                                 AND SUBSIDIARY
                            (A DELAWARE CORPORATION)
                                Sao Paulo, Brazil

             ------------------------------------------------------
                                FINANCIAL REPORTS
                                       AT
                                  JUNE 30, 2005
             ------------------------------------------------------

B&D FOOD CORP.
  (FORMERLY REII INCORPORATED) AND SUBSIDIARY
(A DELAWARE CORPORATION)
Sao Paulo, Brazil

TABLE OF CONTENTS
--------------------------------------------------------------------------------


Consolidated Balance Sheets at June 30, 2005 (Unaudited)
  and December 31, 2004                                                   F-1

Consolidated Statements of Operations for the Three and Six Months
  Ended June 30, 2005 and 2004 (Unaudited)                                F-2

Consolidated Statements of Cash Flows for the Six Months
  Ended June 30, 2005 and 2004 (Unaudited)                                F-3

Notes to Consolidated Financial Statements                             F-4 - F-5

B&D FOOD CORP.
  (FORMERLY REII INCORPORATED) AND SUBSIDIARY
(A DELAWARE CORPORATION)
Sao Paulo, Brazil

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------

                                                                            (U.S. Dollars)

                                                                     (Unaudited)
                                                                       June 30,      December 31,
                                                                        2005            2004
-------------------------------------------------------------------------------------------------
ASSETS

Cash and Cash Equivalents                                             $   2,139       $ 375,967
Other Current Assets                                                         --          10,362
-------------------------------------------------------------------------------------------------

Total Assets                                                          $   2,139       $ 386,329
-------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts Payable and Accrued Expenses                                 $   7,263       $  11,814
-------------------------------------------------------------------------------------------------

Total Liabilities                                                         7,263          11,814
-------------------------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
Common Stock:  $.001 Par; 20,000,000 Shares Authorized,
               4,655,310 Shares Issued and Outstanding                    4,655           4,655
Additional Paid-In Capital                                              336,381         336,381
Retained Earnings (Accumulated Deficit)                                (346,160)         33,479
-------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                     (5,124)        374,515
-------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                  $   2,139       $ 386,329
=================================================================================================

   The accompanying notes are an integral part of these financial statements.

B&D FOOD CORP.
  (FORMERLY REII INCORPORATED) AND SUBSIDIARY
(A DELAWARE CORPORATION)
Sao Paulo, Brazil

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

                                                                             (U.S. Dollars)

                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                         --------------------------    --------------------------
                                                           2005           2004           2005            2004
-----------------------------------------------------------------------------------------------------------------
Revenues
Rental Income                                            $        --    $    16,500    $        --    $    37,250
-----------------------------------------------------------------------------------------------------------------

Total Revenues                                                    --         16,500             --         37,250
-----------------------------------------------------------------------------------------------------------------

Expenses
Direct Expenses
Depreciation                                                      --          5,481             --         11,592
Interest                                                          --          3,013             --          6,101
Real Estate Taxes and Insurance                                   --          6,651             --         15,764
Repairs and Maintenance                                           --          4,147             --         13,136
Other Direct Expenses                                             --          2,762             --          3,962
-----------------------------------------------------------------------------------------------------------------

Total Direct Expenses                                             --         22,054             --         50,555

General and Administrative Expenses                           18,960         10,994         44,903         22,173

Management Services Expenses                                   2,000             --          8,000             --

Bad Debts Expense                                                 --             --             --          2,899
-----------------------------------------------------------------------------------------------------------------

Total Expenses                                                20,960         33,048         52,903         75,627
-----------------------------------------------------------------------------------------------------------------

Loss Before Other Income                                     (20,960)       (16,548)       (52,903)       (38,377)

Other Income
Interest and Other Income                                         --             --             --             18
Gain on Sale of Revenue Producing Assets                          --        116,879             --        160,017
-----------------------------------------------------------------------------------------------------------------

Income (Loss) Before Provision for Taxes                     (20,960)       100,331        (52,903)       121,658

Provision for Taxes                                             (837)        (6,330)          (837)        (7,160)
-----------------------------------------------------------------------------------------------------------------

Net Income (Loss) for the Period                         $   (21,797)   $    94,001    $   (53,740)   $   114,498
-----------------------------------------------------------------------------------------------------------------

Weighted Average Number of Common
  Shares Outstanding - Basic and Diluted                   4,655,310      4,655,310      4,655,310      4,655,310

Net Income (Loss) Per Common
  Share - Basic and Diluted                              $     (0.00)   $      0.02    $     (0.01)   $      0.02
=================================================================================================================

   The accompanying notes are an integral part of these financial statements.

B&D FOOD CORP.
  (FORMERLY REII INCORPORATED) AND SUBSIDIARY
(A DELAWARE CORPORATION)
Sao Paulo, Brazil

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------

                                                                (U.S. Dollars)

Six Months Ended June 30,                                     2005         2004
----------------------------------------------------------------------------------
Cash Flows from Operating Activities

Net Income (Loss) for the Period                            $ (53,740)   $ 114,498

Adjustments to Reconcile Net Income (Loss) for the Period
  to Net Cash Flows from Operating Activities:
Bad Debts Expense                                                  --        2,899
Depreciation                                                       --       12,006
Gain on Sale of Revenue Producing Assets                           --     (160,017)

Changes in Assets and Liabilities:
Other Current Assets                                           10,362       (3,646)
Accounts Payable and Accrued Expenses                          (4,551)         297
----------------------------------------------------------------------------------

Net Cash Flows from Operating Activities                      (47,929)     (33,963)
----------------------------------------------------------------------------------

Cash Flows from Investing Activities
Improvements to Revenue Producing Properties                       --       (1,581)
Proceeds from Sale of Revenue Producing Assets                     --      234,178
----------------------------------------------------------------------------------

Net Cash Flows from Investing Activities                           --      232,597
----------------------------------------------------------------------------------

Cash Flows from Financing Activities
Repayment of Mortgages                                             --     (165,876)
Repayment of Loan Due to Stockholder                               --      (28,066)
Cash Dividends Paid                                          (325,899)          --
----------------------------------------------------------------------------------

Net Cash Flows from Financing Activities                     (325,899)    (193,942)
----------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                      (373,828)       4,692

Cash and Cash Equivalents - Beginning of Period               375,967       81,718
----------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Period                   $   2,139    $  86,410
==================================================================================

SUPPLEMENTARY DISCLOSURES
==================================================================================

Interest Paid                                               $      --    $   6,483
Income Taxes Paid                                           $  11,468    $   4,483
Income Taxes Refund Received                                $  10,362    $      --
==================================================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES
==================================================================================

Disposal of Revenue Producing Assets:
Net Book Value of Disposed Revenue Producing Assets         $      --    $  74,161
==================================================================================

   The accompanying notes are an integral part of these financial statements.

B&D FOOD CORP.
  (FORMERLY REII INCORPORATED) AND SUBSIDIARY
(A DELAWARE CORPORATION)
Sao Paulo, Brazil

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note A - Basis of Presentation

      The consolidated financial statements of B&D Food Corp. (formerly REII Incorporated) and Subsidiary (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in conjunction with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Form 10-KSB Annual Report, and other reports filed with the SEC.

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

Note C - Related Party Transactions

      In January 2005, the Board of Directors approved the payment of a monthly Management Fee of $2,000 to Una M. Ricketts, President, for services rendered. In connection with Una M. Ricketts' resignation as President (see Note E), the monthly Management Fee ceased.

Note D - Dividend Payment

      In April 2005, the Company declared and paid a cash dividend of $0.07 per share on the issued and outstanding common stock, totaling $325,899.

B&D FOOD CORP.
  (FORMERLY REII INCORPORATED) AND SUBSIDIARY
(A DELAWARE CORPORATION)
Sao Paulo, Brazil

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note E - Change in Control

      On April 29, 2005, Una M. Ricketts, President and Director, and Karen Ricketts, Vice-President and Director, sold all of the respective shares owned and/or under their control, representing approximately 78% of the issued and outstanding common stock, to an unrelated third party. Concurrently with the sale of their shares, both Una M. and Karen Ricketts resigned from their respective offices of the Company, with Daniel Ollech being appointed President to replace Una M. Ricketts and being appointed Director to replace Karen Ricketts, who had also resigned from the Board of Directors. This sale of shares resulted in a change of control of the Company.

      On May 31, 2005, Una M. Ricketts resigned from the Board of Directors, with Valquiria Cunha being appointed Director to replace her.

Note F - Recently Issued Accounting Standards

            In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 154 on its consolidated financial statements.

Note G - Subsequent Events

      The Company

      On July 5, 2005, the Company amended the articles of incorporation to change the name of the corporation to B&D Food Corp.

      On July 5, 2005, the Company also amended the articles of incorporation to increase the number of authorized shares of common stock from 20,000,000 to 400,000,000 shares, and to create a class of preferred stock with 10,000,000 shares authorized with a par value of $0.001 per share.

      Acquisition Agreement

      On July 8, 2005, the Company entered into a Share Purchase Agreement with BDFC Brasil Alimentos LTDA. (a company formed pursuant to the laws of Brazil) ("BDFC"). Pursuant to the agreement, the Company will issue 95,344,688 shares of common stock in exchange for 99.85% of the issued and outstanding common shares of BDFC. In addition, the Company will issue a Convertible Note Payable for $10,000,000 in exchange for all of the issued and outstanding preferred shares of BDFC. The Convertible Note Payable will bear interest at 8% annually; at the note holder's option may be converted into common stock of the Company at the Conversion Price of $0.20 per share; and will be due in full, along with the accrued interest, in July 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

B&D Food Corp. (formerly REII Incorporated) and Subsidiary ("B&D") was in the business of residential rental real estate in the state of Florida. B&D sold its remaining revenue producing assets in October 2004.

On April 29, 2005, Una M. Ricketts, President, Chief Executive Officer and Treasurer of B&D and Karen Ricketts, Vice-President and Secretary of B&D and B&D entered into a Stock Purchase Agreement with Livorno Investments Ltd. , pursuant to which Una M. Ricketts and Karen Ricketts sold an aggregate of 3,609,850 shares of B&D's common stock to Livorno Investments Ltd., representing approximately 77.5% of the total outstanding number of shares of common stock of B&D.

In connection with the sale of B&D's common stock to Livorno Investments Ltd., both Karen Ricketts and Garfield H. Ricketts, Jr. resigned as members of the board of directors of B&D and Una M. Ricketts intends on resigning as a member of the board of directors in the future. In addition, both Una M. Ricketts and Karen Ricketts resigned as officers of B&D. Subsequent to the foregoing resignations, Daniel Ollech was appointed as a member of the board of directors and as the President, Chief Executive Officer, Treasurer and Secretary of B&D.

Financial Condition and Liquidity

B&D's source of working capital was from rental operating activities. B&D has not borrowed any moneys from financial institutions for working capital needs.

Net cash flows used in operating activities for the six month periods ended June 30, 2005 and 2004 was $47,929 and $33,963, respectively. The difference is primarily due to the decrease in rental income due to the sale of the remaining revenue producing assets in October 2004 and continuing obligations for general and administrative expenses.

Market Risk and Contingent Liabilities

The nature and amount of B&D's debt may vary as a result of future business requirements, market conditions and other factors. At June 30, 2005, B&D had no outstanding long-term debt.

Management of B&D believes that there are no commitments, uncertainties, or contingent liabilities that will have a materially adverse effect on the consolidated financial position or operations of B&D and is of the opinion that inflation has not and will not have a material effect on operations.

Capital Expenditures, Dispositions and Financing Requirements

During the six months ended June 30, 2005, B&D owned no revenue producing properties and had no expenditures for office equipment.

Net cash used in financing activities for the six month period ended June 30, 2005 was $325,899 due to the payment of a cash dividend of $0.07 per share of common stock issued and outstanding, and for the six month period June 30, 2004 was $193,942 due to the repayment of mortgages on revenue producing properties and for payment of the loan due to stockholder. The cash used to pay the cash dividend and the debt was obtained from the proceeds of the sale of revenue producing assets.

Three Months Ended June 30, 2005 Compared With Three Months Ended June 30, 2004

Net Income (Loss)

B&D reported net loss of $21,797 for the three months ended June 30, 2005, compared to net income of $94,001 for the three months ended June 30, 2004. The net income in 2004 is primarily due to the gain on sale of revenue producing assets.

Revenues

Total revenues for the three months ended June 30, 2005 decreased to $-0- from $16,500 for the three months ended June 30, 2004. The decrease was due primarily to the disposal of the remaining revenue producing assets in October 2004.

Direct Expenses

Direct expenses for the three months ended June 30, 2005 decreased to $-0- from $22,054 for the three months ended June 30, 2004. The decrease was due primarily to the disposal of the remaining revenue producing assets in October 2004.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2005 increased to $18,960 from $10,994 for the three months ended June 30, 2004. The increase was due primarily to the increase in professional fees to meet SEC reporting requirements.

Other Income

Other income for the three months ended June 30, 2005 decreased to $-0- from $116,879 for the three months ended June 30, 2004. B&D reported a gain on sale of revenue producing assets in the amount of $116,879 in 2004.

Income Taxes

B&D recorded a provision for income taxes during the three months ended June 30, 2005 due to additional taxes owed to the State of Florida on income resulting from the sale of revenue producing assets in 2004.

Six Months Ended June 30, 2005 Compared With Six Months Ended June 30, 2004

Net Income (Loss)

B&D reported a net loss of $53,740 for the six months ended June 30, 2005, compared to net income of $114,498 for the six months ended June 30, 2004. The net income in 2004 was primarily due to the gain on sale of revenue producing assets.

Revenues

Total revenues for the six months ended June 30, 2005 decreased to $-0- from $37,250 for the six months ended June 30, 2004. The decrease was due primarily to the disposal of the remaining revenue producing assets in October 2004.

Direct Expenses

Direct expenses for the six months ended June 30, 2005 decreased to $-0- from $50,555 for the six months ended June 30, 2004. The decrease was due primarily to the disposal of the remaining revenue producing assets in October 2004.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2005 increased to $44,903 from $22,173 for the six months ended June 30, 2004. The increase was due primarily to the increase in professional fees to meet SEC reporting obligations.

Other Income

Other income for the six months ended June 30, 2005 decreased to $-0- from $160,035 for the six months ended June 30, 2004. Other income in 2004 consisted of interest income of $18 and gain on sale of revenue producing assets of $160,017.

Income Taxes

B&D recorded a provision for income taxes during the six months ended June 30, 2005 due to additional taxes owed to the State of Florida on income resulting from the sale of revenue producing assets in 2004.

Subsequent Events

On July 5, 2005, B&D amended the articles of incorporation to change the name of the corporation to B&D Food Corp.

On July 5, 2005, B&D also amended the articles of incorporation to increase the number of authorized shares of common stock from 20,000,000 to 400,000,000 shares, and to create a class of preferred stock with 10,000,000 shares authorized with a par value of $0.001 per share.

On July 8, 2005, B&D entered into a Share Purchase Agreement with BDFC Brasil Alimentos LTDA. (a company formed pursuant to the laws of Brazil) ("BDFC"). Pursuant to the agreement, B&D will issue 95,344,688 shares of common stock in exchange for 99.85% of the issued and outstanding common shares of BDFC. In addition, B&D will issue a Convertible Note Payable for $10,000,000 in exchange for all of the issued and outstanding preferred shares of BDFC. The Convertible Note Payable will bear interest at 8% annually; at the note holder's option may be converted into common stock of B&D at the Conversion Price of $0.20 per share; and will be due in full, along with the accrued interest, in July 2008.

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of June 30, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

                           PART 11. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

      As of June 30, 2005 the Company was not a party to any litigation of any kind. However, as a result of our transaction with BDFC Brasil Alimentos, LTDA ("BDFC") on July 8, 2005, BDFC is involved in several proceedings, which arose out of the ordinary course of business. There have been approximately 100 employees who have been terminated by BDFC between 2001 and 2004, which employees have filed severance claims with the Brazilian labor court. These claims range in value from approximately U.S. $500 per claim to $4,000 per claim. BDFC has agreed to settle approximately 80 of these claims for an aggregate amount of $60,000 of which BDFC has already made payment of approximately $38,000. BDFC intends to dispute or is in the process of negotiating settlement for the remaining claims for severance pay.

      As of June 30, 2005, BDFC owed an aggregate of $1,418,998 to the Secretaria da Fazenda Nacional (the Brazilian tax authority) for overdue taxes. In July 2003 we entered into a Refis II program, for $952,273, which, in Brazil, affords a company an opportunity to pay taxes in installments over a 180 month (15 year) period. BDFC intends to maintain such monthly payments. BDFC also owes to Instituto Nacional de Seguro Social an aggregate of $352,866 and is entering into a parceling program for $268,630, which would allow BDFC to make payments in 60 monthly installments.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the period ended June 30, 2005, we have not conducted any unregistered sale of equity securities.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

There have not been any defaults on any senior Securities.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following action was taken pursuant to the written consent of stockholders holding a majority of the outstanding shares of common stock dated June 1, 2005, in lieu of a special meeting of the stockholders. Such action was then taken on or about July 5, 2005:

      1. The Company's Articles of Incorporation, as amended, was amended as follows:

            (a) to change the Company's name from REII Incorporated to B&D Food Corp.;

            (b) to increase the number of authorized shares of common stock, par value $.001 per share, of the Company from 20,000,000 shares to 400,000,000 shares; and

            (c) to authorize for issuance of 10,000,000 shares of blank check preferred stock, par value $.001 per share

ITEM 5 OTHER INFORMATION

      In April 2005, we declared and paid a cash dividend of $0.07 per share of the issued and outstanding common stock, totaling $325,899. Before this dividend we had never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

1. On May 5, 2005 we filed a Report on Form 8-K (File No. 000-21247) to report an Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

2. On May 31, 2005 we filed a Report on Form 8-K reporting the resignation of Una M. Ricketts as a board member and the appointment of Valquiria Cunha as a member of our board of directors.

EXHIBITS

Number     Title
-------    -----

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

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sao Paulo, Brazil, on the 22nd day of August 2005.

                                       B & D FOOD, CORP.


                                       By: /s/Daniel Ollech
                                           -------------------------------------
                                           Daniel Ollech
                                           President,  Chief Executive Officer,
                                           Chief Financial  Officer,  Treasurer
                                           and Secretary