Form 10QSB
period 2005-09-30
B&D Food Corp.
filed 2005-11-22
CIK 743241

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

            |X| For the quarterly period ended September 30, 2005 or

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

                               575 Madison Avenue
                                    Ste 1006
                          New York, New York 10027-257
                    (Address of Principal Executive Offices)

                                 (212) 937-8456
                         (Registrant's Telephone Number)

                              Rua Luis Coelho 223,
                            8th Floor, Conjunto 81,
                                Cerqueira Cesar,
                                Sao Paulo, S.P. -
                              Brazil CEP: 01309-901
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

As of November 21, 2005, there were 100,000,000 shares of the registrant's common stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                B & D FOOD, CORP.
                            (A Delaware Corporation)

                 ----------------------------------------------
                         INTERIM CONSOLIDATED FINANCIAL
                               REPORTS (UNAUDITED)
                                       AT
                               SEPTEMBER 30, 2005
                 ----------------------------------------------

B & D FOOD, CORP.
(A Delaware Corporation)

TABLE OF CONTENTS
--------------------------------------------------------------------------------

Interim Balance Sheets at September 30, 2005 (Unaudited)
  and December 31, 2004                                                       1

Interim Statements of Changes in Stockholders' Deficit for the Nine
  Months Ended September 30, 2005 (Unaudited) and for the Year Ended
  December 31, 2004                                                           2

Interim Statements of Operations and Comprehensive Income for the
Three Months Ended September 30, 2005 and 2004 (Unaudited)                    3

Interim Statements of Operations and Comprehensive Income for the
  Nine Months Ended September 30, 2005 and 2004 (Unaudited)                   4

Interim Statements of Cash Flows for the Nine Months Ended
  September 30, 2005 and 2004 (Unaudited)                                     5

Condensed Notes to the Interim Financial Statements                         6-8

                             B & D FOOD, CORP.
                         (A Delaware Corporation)

                    INTERIM CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                    (Unaudited)
                                                                   September 30,    December 31,
                                                                       2005             2004
------------------------------------------------------------------------------------------------

                                  ASSETS
Current Assets
Cash                                                               $      8,318     $    375,967
Accounts Receivable                                                      42,291
Inventories                                                             123,637               --
Taxes Recoverable                                                       247,428               --
Prepaid Expense                                                           4,243
Loan to Affiliated Company                                              162,351               --
------------------------------------------------------------------------------------------------

Total Current Assets                                                    588,268          375,967

Other Assets
Property, Plant and Equipment - Net of Accumulated Depreciation       1,548,511               --
------------------------------------------------------------------------------------------------

Total Assets                                                       $  2,136,779     $    375,967
================================================================================================

                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable                                                   $    175,475     $      1,452
Accrued Expense                                                         501,344               --
Deferred Income Taxes - Due Within One Year                           1,062,443               --
Debt - Due Within One Year                                              961,676               --
------------------------------------------------------------------------------------------------

Total Current Liabilities                                             2,700,938            1,452
================================================================================================

Other Liabilities
Deferred Income Taxes - Due After One Year                              971,214               --
Debt - Due After One Year                                            11,147,784               --
------------------------------------------------------------------------------------------------

Total Liabilities                                                    14,819,936            1,452
------------------------------------------------------------------------------------------------

Stockholders' Deficit
Common Stock - $.001 Par Value; 400,000,000 Shares Authorized;
                            100,000,000 Issued and Outstanding          100,000            4,655
Additional Paid-In Capital                                              336,381          336,381
Capital Reserve                                                     (12,280,288)
Retained Earnings (Accumulated Deficit)                                (675,188)          33,479
Accumulated Other Comprehensive Loss                                   (164,062)              --
------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                         (12,683,157)         374,515
------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                        $  2,136,779     $    375,967
================================================================================================

                                B & D FOOD, CORP.
                            (A Delaware Corporation)

       INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------

                                                                                                      Accumulated
                                             Common       Additional                                     Other           Total
                             Number of        Stock         Paid-In       Capital      Accumulated    Comprehensive   Stockholders'
                              Shares    ($.001 Par Value)   Capital       Reserve         Deficit     Income (Loss)      Deficit
-----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2002     4,655,310   $      4,655   $    336,381   $         --   $   (276,230)  `               $     64,806
Net Loss for the Period              --        142,280                                                `                    142,280
Other Comprehensive Loss
  for the Period                     --                                                               `                         --
----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2003     4,655,310   $      4,655   $    336,381   $         --   $   (133,950)  `               $    207,086
Net Income for the Period            --        167,429             --        167,429
Other Comprehensive Loss
  for the Period                     --             --
----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2004     4,655,310   $      4,655   $    336,381   $         --   $     33,479   `               $    374,515
Net Loss for the Period
  (Unaudited)                        --       (382,768)            --       (382,768)
Acquisition of Subsidiary    95,344,688         95,345    (12,280,288)            --             --                    (12,184,943)
Dividend                                                                                   (325,899)                      (325,899)
Other Comprehensive Loss
  for the Period
  (Unaudited)                        --                                                          --       (164,062)       (164,062)
----------------------------------------------------------------------------------------------------------------------------------
Balance September 30, 2005
  (Unaudited)                99,999,998   $    100,000   $    336,381   $(12,280,288)  $   (675,188)  $   (164,062)   $(12,683,157)
==================================================================================================================================

                                B & D FOOD, CORP.
                            (A Delaware Corporation)

      INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
--------------------------------------------------------------------------------

           Three Months Ended September 30,                    2005          2004
--------------------------------------------------------------------------------------
Revenue
Income from Operations                                    $    165,213    $         --
Rental Income                                                       --           9,335
--------------------------------------------------------------------------------------
Total Revenue                                                  165,213           9,335
--------------------------------------------------------------------------------------
Operating Expenses
Cost of Products Sold                                           26,314              --
Other Direct Expenses                                               --          17,428
General and Administrative                                     183,638          10,447
Other Professional Services                                     51,706              --
Finance Expenses                                               184,110
Depreciation                                                    52,242           3,494
--------------------------------------------------------------------------------------
Total Operating Expenses                                       498,010          31,369
--------------------------------------------------------------------------------------
Loss Before Other Income                                      (332,797)        (22,034)
Other Income
Gain on Sale of Revenue Producing Assets                            --          59,066
--------------------------------------------------------------------------------------
Net Loss Before Provision For Taxes                           (332,797)         37,032
Provision for Taxes                                                 --          19,330
--------------------------------------------------------------------------------------
Net Income (Loss)                                             (332,797)         17,702
Other Comprehensive Loss, Net of Income Tax
Foreign Currency Translation                                  (164,062)             --
--------------------------------------------------------------------------------------
Comprehensive Income  (Loss) for the Period               $   (496,859)   $     17,702
--------------------------------------------------------------------------------------
Net Income (Loss) Per Share - Basic and Diluted           $         --    $         --
--------------------------------------------------------------------------------------
Weighted Average Shares Outstanding - Basic and Diluted     92,745,511       4,655,310
--------------------------------------------------------------------------------------

                                B & D FOOD, CORP.
                            (A Delaware Corporation)

      INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
--------------------------------------------------------------------------------

           Nine Months Ended September 30,                    2005          2004
--------------------------------------------------------------------------------------
Revenue
Income from Operations                                    $    165,213    $         --
Rental Income                                                                   46,585
--------------------------------------------------------------------------------------
Total Revenue                                                  165,213          46,585
--------------------------------------------------------------------------------------
Operating Expenses
Cost of Products Sold                                           26,314              --
Other Direct Expenses                                               --          56,391
General and Administrative                                     225,609          35,519
Other Professional Services                                     59,706              --
Finance Expenses                                               184,110
Depreciation                                                    52,242          15,086
--------------------------------------------------------------------------------------
Total Operating Expenses                                       547,981         106,996
--------------------------------------------------------------------------------------
Loss from Operations Before Other Income                      (382,768)        (60,411)
Other Income
Interest and Other Income                                           --              18
Gain on Sale of Revenue Producing Assets                            --         219,083
--------------------------------------------------------------------------------------
Income (Loss) Before Provision For Taxes                      (382,768)        158,690
Provision for Income Taxes                                          --          26,490
--------------------------------------------------------------------------------------
Net Income (Loss)                                             (382,768)        132,200
Other Comprehensive Loss, Net of Income Tax
Foreign Currency Translation                                  (164,062)             --
--------------------------------------------------------------------------------------
Comprehensive Income  (Loss) for the Period               $   (546,830)   $    132,200
--------------------------------------------------------------------------------------
Net Income (Loss) Per Share - Basic and Diluted           $      (0.01)   $       0.03
--------------------------------------------------------------------------------------
Weighted Average Shares Outstanding - Basic and Diluted     34,341,385       4,655,310
--------------------------------------------------------------------------------------

B & D Food, Corp.
( A Delaware Corporation)



INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------


                   Nine Months Ended September 30,       2005            2004
-------------------------------------------------------------------------------

Cash Flows from Operating Activities

Net Income (Loss) For the Period                     $  (382,768)   $   132,200

Adjustments To Reconcile Net Income For The Period
   To Net Cash Flows From Operating Activities

Bad Debt Expense                                           2,899
Depreciation                                              47,307         15,707
Deferred Income Taxes                                     51,770             --
Gain on Sale of Revenue Producing Assets                (219,083)

Changes in Operating Assets and Liabilities
Accounts Receivable                                      (42,291)            --
Inventories                                               19,318             --
Other Current Assets                                       1,178          3,978
Taxes Recoverable                                        (26,061)
Accounts Payable and Accrued Expenses                    294,652           (567)
-------------------------------------------------------------------------------
Net Cash Flows from Operating Activities                 (36,896)       (64,866)
-------------------------------------------------------------------------------
Cash Flows from Investing Activities
-------------------------------------------------------------------------------
Acquisition of Property, Plant and Equipment              (5,537)        (2,919)
Acquisition of Newly Consolidated Subsidiary (A)         148,027
Proceeds from Sale of Revenue Producing Assets                          324,392
-------------------------------------------------------------------------------
Net Cash Flows form Investing Activities                 142,490        321,473

Cash Flows from Financing Activities
Repayment of Debt                                        (18,883)      (280,892)
Dividend                                                (325,899)
Loan To Affiliated Company                               (76,502)            --
-------------------------------------------------------------------------------
Net Cash Flows from Financing Activities                (421,284)      (280,892)
===============================================================================
Effect of Exchange Rate Changes on Cash                  (51,959)            --
-------------------------------------------------------------------------------
Net Change in Cash                                      (367,649)       (24,285)

Cash - Beginning of Period                               375,967         81,718
-------------------------------------------------------------------------------
Cash - End of Period                                 $     8,318    $    57,433
===============================================================================
Supplemental Disclosure of Cash Flow Information
===============================================================================
Cash Paid During the Year for Taxes                  $        --    $        --
Cash Paid During the Year for Interest               $    96,588    $        --
===============================================================================


(A) Acquisition of Newly consolidated subsidiary
Working Capital Deficiancy, Excluding Cash           $ 2,114,080    $        --
Fixed Assets                                          (1,492,076)            --
Long Term Liabilities                                  1,710,966             --
Additional Paid In Capital                            (2,184,943)            --
                                                     -----------    -----------
                                                     $   148,027    $        --
                                                     ===========    ===========

                                B & D FOOD, CORP.
                            (A Delaware Corporation)

--------------------------------------------------------------------------------
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED))

Note A - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

         In the opinion of the management, all adjustments considered necessary for fair presentation of the interim financial data have been included and are of normal recurring nature. The results of operations for three and nine months periods ended September 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

Note B - Foreign Currency Translation

         The functional currency of the Company's foreign operations is the Brazilian Real. The financial statements of the Company have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Stockholders' equity accounts are translated at historical rates. Income statement amounts have been translated using the average exchange rate for the year. Accumulated net translation adjustments have been reported separately in other comprehensive income (loss) in the financial statements.
         Foreign currency translation adjustments resulted in a loss of $(164,062) and $-0- for the nine months ended September 30, 2005 and 2004, respectively.

Note C - Basis of Presentation

         These financial statements consolidate the operations of the B&D Food, Corp. (the "Company") a Delaware Corporation, and its subsidiary BDFC Brazil Alimentos LTDA, ("BDFC"), a company formed pursuant to the laws of Brazil which was acquired on July 8, 2005.

Note D - Change in Control

         On April 29, 2005, the controlling shareholder of BDFC acquired 3,609,850 shares of the Company, representing approximately 78% of the issued and outstanding stock. Pursuant to the acquisition, the same controlling shareholder of BDFC became also the controlling shareholder of the Company.

Note E - Acquisition Of BDFC

         On July 8, 2005, the Company entered into a Share Purchase Agreement (the "Agreement") with BDFC and its controlling shareholder to acquire 99.85% of the outstanding equity stock of BDFC. As consideration for the acquisition of BDFC, the Company agreed to issue 95,344,688 shares of the Company's common stock to the shareholders of BDFC and an 8% Convertible Promissory Note, at the amount of $10,000,000. Pursuant to this transaction, there was a significant dilution in the 23% interest held by certain shareholders of the Company at April 29, 2005.

         Since the controlling shareholder of the Company also controlled BDFC at the time of the acquisition, this transaction has beer recorded at the carrying value of BDFC, with a charge to paid in capital for the excess consideration.

Note F - BDFC Organizational History

         BDFC was originally incorporated under the name Eastco Corporation do Brasil Ltda (Estco), under the laws of Brazil on June 2, 1995. In May 2004, the name of Eastco was changed to Eastco de Alimentos Ltda., as registered with the Junta Comercial de Sao Paolo (Commercial Council).and on June 28, 2005 the name was changed to BDFC Brasil Alimentos Ltda. BDFC has been in the coffee manufacturing business since 1997. The Company manufactures and purchases coffee grains, toasted and milled coffee, soluble coffee and related products, for sale, import and export.

         On November 1, 2000, BDFC filed a Judicial Creditor's Agreement in Civil Court to prevent creditors from taking legal action against the Company for a two-year period. The Company was required to settle all debts according to the Judicial Creditor's Agreement and resume operations by the 2005 year. (See Note H).

         As a result, the Company ceased operations and leased the manufacturing facility and equipment to Comercio e Industrias Brasileiras Coimbre S/A ("Coimbra"), an unrelated party. During April 2005, Coimbra ended its lease. According to the termination of the lease agreement, Coimbra was still liable for the remainder of the payments through December 2005. Coimbra has paid the full balance to the Company. The Company also purchased both inventory and equipment from Coimbra for $313,779 for its planned future coffee operations.

Note G - Significant Concentrations and Business Risk

         Prior to April 2005, BDFC leased its plant and equipment to Coinbra. Income from the lease agreement represented 100% of revenues during 2004 and the first six months of 2005.

         BDFC primarily operates in Brazil, making it susceptible to changes in the economic, political, and social conditions in Brazil. Brazil has experienced political, economic, and social uncertainty in recent years, including an economic crisis characterized by exchange rate instability and Brazilian Real devaluation, increased inflation, high domestic interest rates, negative economic growth, reduced consumer purchasing power and high unemployment.

         Under its current leadership, the Brazilian government has been pursuing economic stabilization policies, including the encouragement of foreign trade and investment and an exchange rate policy of free market flotation. Despite the current improvement of Brazilian economic environment, no assurance can be given that the Brazilian government will continue to pursue these policies, that these policies will be successful if pursued or that these policies will not be significantly altered. A decline in the Brazilian economy, political or social problems or a reversal of Brazil's foreign investment policy is likely to have an adverse effect on the Company's results of operations and financial condition. Additionally, inflation in Brazil may lead to higher wages and salaries for employees and increase the cost of raw materials, which would adversely affect the Company's profitability.

         Risks inherent in foreign operations include nationalization, war, terrorism, and other political risks and risks of increases in foreign taxes or U.S. tax treatment of foreign taxes paid and the imposition of foreign government royalties and fees.

Note H - Going Concern

         On November 1, 2000, due to adverse financial conditions, BDFC filed a Judicial Creditor's Agreement called "Concordata Preventiva". This agreement consolidates the Company's debts and postpones all obligations to suppliers and banks for a period of time. The creditor's agreement under "Concordata Preventiva" provided for payment in two installments, the first installment of 40% to be paid in one year and the remaining 60% to be paid in two years. BDFC made the full payments of $144,000 and $216,000 on October 30, 2001 and November 25, 2002,
         respectively. On March 8, 2005, BDFC paid an additional $15,562 as required by the courts.

         To remedy BDFC's insufficient cash flow, management leased its manufacturing facility and equipment to Coimbra. Rents received from the lease were used by BDFC to pay its debts. As mentioned in Note F, in April 2005, Coimbra ended its lease of the building and equipment. Subsequently, BDFC returned to coffee manufacturing operations.

         The cessation of the Concordata Preventiva was approved by the court on June 7, 2005.

         The Company has a substantial working capital deficiency and stockholders' deficit at the end of the period. The ability of the company to continue as a going concern is dependent on the Company's ability to obtain additional financing and to resume operations in the foreseeable future. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note I - Subsequent Event

         On October 25, 2005, the Company signed an agreement with a New York City based investor relations firm. Pursuant to the agreement, the firm will provide consultation services relating to matters concerning the financial and investment communities. The Company will pay a fee of $7,500 per month plus expenses. In addition to the monthly fee, the Company agreed to deliver a compensation package in the form of a warrant for the right to purchase during a five-year period for the date of execution of the agreement, 200,000 shares of its common stock. The month to month agreement began on November 1, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as "anticipates", "believes", "estimates", "expects", "hopes", "targets", "should", "will", "will likely result", "forecast", "outlook", "projects" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from those expressed or implied in the forward-looking statements.

OVERVIEW

History

B&D Food Corp. (formerly REII Incorporated) ("B&D" or "the Company") was in the business of residential rental real estate in the state of Florida. The Company sold its remaining revenue producing assets in October 2004.

On April 29, 2005, the Company entered into a Stock Purchase Agreement with Livorno Investments Ltd. ("Livorno"). Pursuant to the agreement, Livorno bought 3,609,850 shares of the Company's common stock, representing approximately 77.5% of the total outstanding number of shares of common stock of the Company.

Ms .Una M Ricketts and Ms Karen Rickettes resigned from their positions in the company and in the board, and Mr Ollech was appointed as the President of the company. In addition, he was also appointed as Chief Executive Officer, Treasurer and Secretary of the Company.

On July 8, 2005, The Company entered into a Share Purchase Agreement with BDFC Brasil Alimentos LTDA. (a company formed pursuant to the laws of Brazil) ("BDFC"). Livorno is also the shareholder controller of BDFC.

Pursuant to the agreement, the Company issued 95,344,688 shares of common stock in exchange for 99.85% of the issued and outstanding common shares of BDFC. As additional consideration, the Company issued an 8% Convertible Promissory Note, at the amount of $10,000,000. The note will be due in full, along with the accrued interest, in July 2008. At the note holder's option, the note may be converted into common stock of the Company at the Conversion Price of $0.20 per share.

Present day

B&D's present business is to acquire, organize, develop and upgrade companies in the food industry, and more specifically in the coffee industry. In order to achieve this, it plans to integrate the manufacture and the distribution operations in order to achieve maximum return on capital.

The manufacturing arm of the company has already been acquired by integrating BDFC, a Brazilian company reorganized by the group with a coffee manufacturing plant. This company has the ability to manufacture and pack roasted and grinded coffee, instant coffee and several mixtures of coffee and tea like cappuccino and others. Currently, the company is working on selling the product of the BDFC plant in South America and Eastern Europe.

The company is currently looking to acquire a strong marketing capability in the USA.

FINANCIAL CONDITION AND LIQUIDITY

Total assets in the consolidated balance sheet as of September 30, 2005, totaled $ 2,136,779 compared with $375,967 as of December 31, 2004. The increase in the total assets derived primarily from the consolidation of BDFC at the beginning of July 2005, which contributed $2,081,943 to the total assets, of them $1,492,076 fixed assets (mainly the coffee factory in Brazil).

Consolidated deficit in working capital amounted to $2,112,669. The quick ratio is 17%. The opening balance of cash, as well as the cash arrived from BDFC, was utilized principally for repayment of dividend at the amount of $325,899.

As of September 30, 2005, the long term financing sources totaled $2,109,460, 46% of which is repayable in the coming year. As of September 30, 2005, the Company had no short term financing sources.

Shareholders' deficit as of September 30, 2005, totaled $12,683,157 compared with Shareholders' capital of $374,515 as of December 31, 2004. The change derived primarily from the capital reserve at the amount of $12,280,288, which recorded due to the acquisition of the shareholders' holdings in BDFC.


MARKET RISK AND CONTINGENT LIABILITIES

BDFC primarily operates in Brazil, making it susceptible to changes in the economic, political, and social conditions in Brazil. Brazil has experienced political, economic, and social uncertainty in recent years, including an economic crisis characterized by exchange rate instability and Brazilian Real devaluation, increased inflation, high domestic interest rates, negative economic growth, reduced consumer purchasing power and high unemployment. Under its current leadership, the Brazilian government has been pursuing economic stabilization policies, including the encouragement of foreign trade and investment and an exchange rate policy of free market flotation. Despite the current improvement of Brazilian economic environment, no assurance can be given that the Brazilian government will continue to pursue these policies, that these policies will be successful if pursued or that these policies will not be significantly altered. A decline in the Brazilian economy, political or social problems or a reversal of Brazil's foreign investment policy is likely to have an adverse effect on the BDFC's results of operations and financial condition. Additionally, inflation in Brazil may lead to higher wages and salaries for employees and increase the cost of raw materials, which would adversely affect the BDFC's profitability.

Risks inherent in foreign operations include nationalization, war, terrorism, and other political risks and risks of increases in foreign taxes or U.S. tax treatment of foreign taxes paid and the imposition of foreign government royalties and fees.

BDFC is liable for various claims under Brazilian laws by former employees for unpaid salaries and benefits. To the Company's management opinion, based on its legal adviser's assumptions, the provision included in the financial statements regarding this claims is sufficient.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2004

Net Loss

The Company's net loss in the third quarter of 2005 amounted to $332,797, Compared to net income of $17,702 in the third quarter of the previous year.

The net loss in the three months ended September 30, 2005 is due primarily to general and administrative expenses at the amount of $183,638, and finance expenses at the amount of $184,110 recorded in consideration of the convertible note.

The net income in the third quarter of the previous year was due primarily to the gain from realization of fix assets of the previous operation of the Company at the amount of $59,066, off set by operation expenses of $31,369.

Revenues

The Company's total revenues in the third quarter of 2005 amounted to $165,213, compared to revenue of $9,335 in the third quarter of the pervious year.

The revenues in the three months ended September 30, 2005 reflect the very beginning of sales of coffee products by BDFC.

The revenues in the third quarter of the previous year are from rents of residential property, which was the previous activity of the Company before Livorno became the main shareholder of the Company.

General and Administrative Expenses and Professional Services

In the third quarter of 2005 General and administrative expenses for the third quarter of 2005 amounted to $183,638. Professional Services amounted to $51,706. In the third quarter of the previous year, general and administrative expenses amounted to $10,447.

The increase in general and administrative expenses is due primarily to the beginning of the operation in the plant in Brazil, and to the professional services and traveling expenses of the management of the Company associated to the initiation of the Company's operation.


NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004

Net Income (Loss)

The Company's net loss for the reporting period amounted to $382,768, compared to net income of $132,200 in the corresponding period of the previous year.

The net loss for the period is due primarily to general and administrative expenses at the amount of $225,609, and finance expenses at the amount of $184,110 recorded in consideration of the convertible note.

The net income in the corresponding period of the previous year was due primarily to the gain from realization of fix assets of the previous operation of the Company at the amount of $219,083, off set by operation expenses of $60,411.

Revenues

The Company's revenues for the reporting period amounted to $165,213, compared to revenues of $46,585 in the corresponding period of the previous year.

All the revenues in the period are from BDFC and reflect the very beginning of sales of coffee products.

The revenues in the corresponding period of the previous year are from rents of residential property, which was the previous activity of the Company before Livorno became the main shareholder of the Company.


General and Administrative Expenses and Professional Services

General and administrative expenses for the reporting period amounted to $225,609. The professional services in the reporting period amounted to $59,706. In the corresponding period of the previous year, the general and administrative expenses amounted to $35,519.

The increase in general and administrative expenses is due primarily to the beginning of the operation in the plant in Brazil, and to the professional services and traveling expenses of the management of the Company associated to the initiation of the Company's operation.


SUBSEQUENT EVENTS

On October 17, 2005, The Company signed an agreement with Greif & Co ("Greif") in order to undertake certain services on behalf of the Company, including, among others, searching for acquisition candidates and identifying qualified financing partners.

On October 25, 2005, the Company signed an agreement with Rubenstein Investor Relations Inc. in order to assist the company in its investment relations.


ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of September 30, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

      As of September 30, 2005 the Company was not a party to any litigation of any kind. However, as a result of our transaction with BDFC Brasil Alimentos, LTDA ("BDFC") on July 8, 2005, BDFC is involved in several proceedings, which arose out of the ordinary course of business. There have been approximately 100 employees who have been terminated by BDFC between 2001 and 2004, which employees have filed severance claims with the Brazilian labor court. These claims range in value from approximately U.S. $500 per claim to $4,000 per claim. BDFC has agreed to settle approximately 80 of these claims for an aggregate amount of $60,000 of which BDFC has already made payment of approximately $38,000. BDFC intends to dispute or is in the process of negotiating settlement for the remaining claims for severance pay.

      As of September 30, 2005, BDFC owed an aggregate of $1,418,998 to the Secretaria da Fazenda Nacional (the Brazilian tax authority) for overdue taxes. In July 2003 we entered into a Refis II program, for $952,273, which, in Brazil, affords a company an opportunity to pay taxes in installments over a 180 month (15 year) period. BDFC intends to maintain such monthly payments. BDFC also owes to Instituto Nacional de Seguro Social an aggregate of $352,866 and is entering into a parceling program for $268,630, which would allow BDFC to make payments in 60 monthly installments.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Incorporated by reference from the Form 8-K of the registrant filed on July 11, 2005, is Item 3.02, which discusses the issuance of common stock in exchange for the securities of BDFC, in which transaction the registrant acquired BDFC as its wholly owned subsidiary.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

There have not been any defaults on any senior Securities.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders.

ITEM 5 OTHER INFORMATION

Not applicable

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

1. The Company filed a Current Report on Form 8-K, dated July 11, 2005, announcing that the Company entered into a Share Purchase Agreement with BDFC Brasil Alimentos LTDA., a company formed pursuant to the laws of Brazil ("BDFC"), and the shareholders of BDFC (the "BDFC Shareholders"), pursuant to which the Company acquired all of the outstanding equity stock of BDFC from the BDFC Shareholders.

2. The Company filed Amendment No.1 to Current Report on Form 8-K, dated July 22, 2005, modifying the Security Ownership of Certain Beneficial Owners and Management Information required to be filed thereunder.

3. The Company filed Amendment No. 2 to Current Report on Form 8-K, dated September 19, 2005, including Item 9.01(a) financial statements of BDFC as of and for the six months ended June 30, 2005 and Item 9.01(b) pro forma financial statements as of and for the six month period ended June 30, 2005.

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

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 21st day of November 2005.

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