Form 10QSB/A
period 2005-09-30
B&D Food Corp.
filed 2005-11-23
CIK 743241

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                             B & D FOOD, CORP.
                         (A Delaware Corporation)

                    INTERIM CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                    (Unaudited)
                                                                   September 30,    December 31,
                                                                       2005             2004
------------------------------------------------------------------------------------------------

                                  ASSETS
Current Assets
Cash                                                               $      8,318     $    375,967
Accounts Receivable                                                      42,291
Inventories                                                             123,637               --
Taxes Recoverable                                                       247,428               --
Prepaid Expense                                                           4,243               --
Loan to Affiliated Company                                              162,351               --
------------------------------------------------------------------------------------------------

Total Current Assets                                                    588,268          375,967

Other Assets
Property, Plant and Equipment - Net of Accumulated Depreciation       1,548,511               --
------------------------------------------------------------------------------------------------

Total Assets                                                       $  2,136,779     $    375,967
================================================================================================

                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable                                                   $    175,475     $      1,452
Accrued Expense                                                         501,344               --
Deferred Income Taxes - Due Within One Year                           1,062,443               --
Debt - Due Within One Year                                              961,676               --
------------------------------------------------------------------------------------------------

Total Current Liabilities                                             2,700,938            1,452
================================================================================================

Other Liabilities
Deferred Income Taxes - Due After One Year                              971,214               --
Debt - Due After One Year                                            11,147,784               --
------------------------------------------------------------------------------------------------

Total Liabilities                                                    14,819,936            1,452
------------------------------------------------------------------------------------------------

Stockholders' Deficit
Common Stock - $.001 Par Value; 400,000,000 Shares Authorized;
                            100,000,000 Issued and Outstanding          100,000            4,655
Additional Paid-In Capital                                              336,381          336,381
Capital Reserve                                                     (12,280,288)              --
Retained Earnings (Accumulated Deficit)                                (675,188)          33,479
Accumulated Other Comprehensive Loss                                   (164,062)              --
------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                         (12,683,157)         374,515
------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                        $  2,136,779     $    375,967
================================================================================================

                                B & D FOOD, CORP.
                            (A Delaware Corporation)

       INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------

                                                                                                      Accumulated
                                             Common       Additional                                     Other           Total
                             Number of        Stock         Paid-In       Capital      Accumulated    Comprehensive   Stockholders'
                              Shares    ($.001 Par Value)   Capital       Reserve         Deficit     Income (Loss)      Deficit
-----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2002     4,655,310   $      4,655   $    336,381   $         --   $   (276,230)            --    $     64,806
Net Loss for the Period              --        142,280             --             --             --             --         142,280
Other Comprehensive Loss
  for the Period                     --             --             --             --             --             --              --
----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2003     4,655,310   $      4,655   $    336,381   $         --   $   (133,950)            --    $    207,086
Net Income for the Period            --        167,429             --        167,429             --             --              --
Other Comprehensive Loss
  for the Period                     --             --             --             --             --             --              --
----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2004     4,655,310   $      4,655   $    336,381   $         --   $     33,479             --    $    374,515
Net Loss for the Period
  (Unaudited)                        --             --             --             --       (382,768)            --        (382,768)
Acquisition of Subsidiary
from Controlling Shareholder 95,344,688         95,345             --    (12,280,288)            --             --     (12,184,943)
Dividend                             --             --             --             --       (325,899)            --        (325,899)
Other Comprehensive Loss
  for the Period
  (Unaudited)                        --             --             --             --             --       (164,062)       (164,062)
----------------------------------------------------------------------------------------------------------------------------------
Balance September 30, 2005
  (Unaudited)                99,999,998   $    100,000   $    336,381   $(12,280,288)  $   (675,188)  $   (164,062)   $(12,683,157)
==================================================================================================================================

                                B & D FOOD, CORP.
                            (A Delaware Corporation)

      INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
--------------------------------------------------------------------------------

           Three Months Ended September 30,                    2005          2004
--------------------------------------------------------------------------------------
Revenue
Income from Operations                                    $    165,213    $         --
Rental Income                                                       --           9,335
--------------------------------------------------------------------------------------
Total Revenue                                                  165,213           9,335
--------------------------------------------------------------------------------------
Operating Expenses
Cost of Products Sold                                           26,314              --
Other Direct Expenses                                               --          17,428
General and Administrative                                     183,638          10,447
Other Professional Services                                     51,706              --
Finance Expenses                                               184,110              --
Depreciation                                                    52,242           3,494
--------------------------------------------------------------------------------------
Total Operating Expenses                                       498,010          31,369
--------------------------------------------------------------------------------------
Loss Before Other Income                                      (332,797)        (22,034)
Other Income
Gain on Sale of Revenue Producing Assets                            --          59,066
--------------------------------------------------------------------------------------
Net Loss Before Provision For Taxes                           (332,797)         37,032
Provision for Taxes                                                 --          19,330
--------------------------------------------------------------------------------------
Net Income (Loss)                                             (332,797)         17,702
Other Comprehensive Loss, Net of Income Tax
Foreign Currency Translation                                  (164,062)             --
--------------------------------------------------------------------------------------
Comprehensive Income  (Loss) for the Period               $   (496,859)   $     17,702
--------------------------------------------------------------------------------------
Net Income (Loss) Per Share - Basic and Diluted           $         --    $         --
--------------------------------------------------------------------------------------
Weighted Average Shares Outstanding - Basic and Diluted     92,745,511       4,655,310
--------------------------------------------------------------------------------------

                                B & D FOOD, CORP.
                            (A Delaware Corporation)

      INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
--------------------------------------------------------------------------------

           Nine Months Ended September 30,                    2005          2004
--------------------------------------------------------------------------------------
Revenue
Income from Operations                                    $    165,213    $         --
Rental Income                                                       --          46,585
--------------------------------------------------------------------------------------
Total Revenue                                                  165,213          46,585
--------------------------------------------------------------------------------------
Operating Expenses
Cost of Products Sold                                           26,314              --
Other Direct Expenses                                               --          56,391
General and Administrative                                     225,609          35,519
Other Professional Services                                     59,706              --
Finance Expenses                                               184,110              --
Depreciation                                                    52,242          15,086
--------------------------------------------------------------------------------------
Total Operating Expenses                                       547,981         106,996
--------------------------------------------------------------------------------------
Loss from Operations Before Other Income                      (382,768)        (60,411)
Other Income
Interest and Other Income                                           --              18
Gain on Sale of Revenue Producing Assets                            --         219,083
--------------------------------------------------------------------------------------
Income (Loss) Before Provision For Taxes                      (382,768)        158,690
Provision for Income Taxes                                          --          26,490
--------------------------------------------------------------------------------------
Net Income (Loss)                                             (382,768)        132,200
Other Comprehensive Loss, Net of Income Tax
Foreign Currency Translation                                  (164,062)             --
--------------------------------------------------------------------------------------
Comprehensive Income  (Loss) for the Period               $   (546,830)   $    132,200
--------------------------------------------------------------------------------------
Net Income (Loss) Per Share - Basic and Diluted           $      (0.01)   $       0.03
--------------------------------------------------------------------------------------
Weighted Average Shares Outstanding - Basic and Diluted     34,341,385       4,655,310
--------------------------------------------------------------------------------------

B & D Food, Corp.
( A Delaware Corporation)



INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------


                   Nine Months Ended September 30,       2005            2004
-------------------------------------------------------------------------------

Cash Flows from Operating Activities

Net Income (Loss) For the Period                     $  (382,768)   $   132,200

Adjustments To Reconcile Net Income For The Period
   To Net Cash Flows From Operating Activities

Bad Debt Expense                                              --          2,899
Depreciation                                              47,307         15,707
Deferred Income Taxes                                     51,770             --
Gain on Sale of Revenue Producing Assets                      --       (219,083)

Changes in Operating Assets and Liabilities
Accounts Receivable                                      (42,291)            --
Inventories                                               19,318             --
Other Current Assets                                       1,178          3,978
Taxes Recoverable                                        (26,061)            --
Accounts Payable and Accrued Expenses                    294,652           (567)
-------------------------------------------------------------------------------
Net Cash Flows from Operating Activities                 (36,896)       (64,866)
-------------------------------------------------------------------------------
Cash Flows from Investing Activities
-------------------------------------------------------------------------------
Acquisition of Property, Plant and Equipment              (5,537)        (2,919)
Acquisition of Newly Consolidated Subsidiary (A)         148,027             --
Proceeds from Sale of Revenue Producing Assets                --        324,392
-------------------------------------------------------------------------------
Net Cash Flows form Investing Activities                 142,490        321,473

Cash Flows from Financing Activities
Repayment of Debt                                        (18,883)      (280,892)
Dividend                                                (325,899)            --
Loan To Affiliated Company                               (76,502)            --
-------------------------------------------------------------------------------
Net Cash Flows from Financing Activities                (421,284)      (280,892)
===============================================================================
Effect of Exchange Rate Changes on Cash                  (51,959)            --
-------------------------------------------------------------------------------
Net Change in Cash                                      (367,649)       (24,285)

Cash - Beginning of Period                               375,967         81,718
-------------------------------------------------------------------------------
Cash - End of Period                                 $     8,318    $    57,433
===============================================================================
Supplemental Disclosure of Cash Flow Information
===============================================================================
Cash Paid During the Year for Taxes                  $        --    $        --
Cash Paid During the Year for Interest               $    96,588    $        --
===============================================================================


(A) Acquisition of Newly consolidated subsidiary
Working Capital Deficiancy, Excluding Cash           $ 2,114,080    $        --
Fixed Assets                                          (1,492,076)            --
Long Term Liabilities                                  1,710,966             --
Capital Reserve                                       (2,184,943)            --
                                                     -----------    -----------
                                                     $   148,027    $        --
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

         Since the controlling shareholder of the Company also controlled BDFC at the time of the acquisition, this transaction has been recorded at the carrying value of BDFC, with a charge to capital reserve for the excess consideration.

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