Form 10KSB
period 2005-12-31
B&D Food Corp.
filed 2006-03-31
CIK 743241

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM _______ TO _______

                        COMMISSION FILE NUMBER 000-21247
                        --------------------------------


                                 B&D FOOD CORP.
             (Exact Name of Registrant as Specified in Its Charter)


          DELAWARE                                              13-2622429
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation Organization)                                Identification No.)

575 Madison Avenue, Suite 1006, New York, New York                10027
    (Address of Principal Executive Offices)                    (Zip Code)

       Registrant's telephone number, including area code: (212) 937-8456
        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g)of the Act:

                         COMMON STOCK, $0.001 PAR VALUE
                         ------------------------------

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

State registrant's revenues for the most recent fiscal year. approximately $1,722,508

The  aggregate  market  value of the voting and  nonvoting  common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was sold, as of March 30, 2006 was approximately $14,695,031 (All officers and directors of the registrant are considered affiliates).

At March 30, 2006 the registrant had 100,125,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-KSB incorporates by reference certain portions of the registrant's proxy statement for its 2006 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

Transitional Small Business Format(check one):Yes |_| No |X|

--------------------------------------------------------------------------------

                                 B&D FOOD CORP.

                            FORM 10-KSB ANNUAL REPORT

                       FISCAL YEAR ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
 Item
 ----
                                     PART I
  1. Business                                                                                             1
  2. Property                                                                                             5
  3. Legal Proceedings                                                                                    5
  4. Submission of Matters to a Vote of Security Holders                                                  5

                                     PART II
  5. Market for Registrant's Common Equity, Related Stockholder Matters and Small Business
     Issuer Purchases of Equity Securities                                                                6
  6. Management's Discussion and Analysis of Financial Condition and Results of Operations                7
  7. Financial Statements                                                                                10
  8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure                 10
 8A. Controls and Procedures                                                                             10
 8B. Other Information                                                                                   11

                                    PART III
  9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
     16(a) of the Exchange Act                                                                           12
 10. Executive Compensation                                                                              12
 11. Security Ownership of Certain Beneficial Owners
     and Management and Related Stockholder Matters                                                      12
 12. Certain Relationships and Related Transactions                                                      12
 13. Exhibits                                                                                            13
 14. Principal Accountant Fees and Services                                                              13


                              CAUTIONARY STATEMENT

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. You can generally identify forward-looking statements as statements containing the words "will," "believe," "expect," "anticipate," "intend," "estimate," "assume" or other similar expressions. Our actual results could differ materially from those discussed in these forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report.

As used in this report, the terms "we," "us," and "our," mean B&D Food Corp. and our subsidiary BDFC Brasil Alimentos LTDA (a company formed pursuant to the laws of Brazil), or BDFC, unless otherwise indicated.

                                     PART I

Item 1. BUSINESS

History

B&D Food Corp. (formerly REII Incorporated) was in the business of residential rental real estate in the state of Florida. We sold our remaining revenue producing assets in October 2004.

On April 29, 2005, we entered into a Stock Purchase Agreement with Livorno Investments Ltd., or Livorno. Pursuant to the agreement, Livorno bought 3,609,850 shares of our common stock, representing approximately 77.5% of the total outstanding number of shares of our common stock. We changed our name to from REII Incorporated to B&D Food Corp. on July 5, 2005.

On July 8, 2005, we entered into a Share Purchase Agreement, or the Agreement, with BDFC and the stockholders of BDFC, or the BDFC Stockholders. Pursuant to the Agreement, we acquired 99.85% of the outstanding equity stock of BDFC from the BDFC Stockholders. As consideration for the acquisition of BDFC, we agreed to issue 95,344,688 shares of the Company's common stock to the BDFC Stockholders. These issuances are exempt from registration requirements under Regulation D or Regulation S under the Securities Act of 1933, as amended.

Pursuant to the Agreement, we issued 95,344,688 shares of common stock in exchange for 99.85% of the issued and outstanding common shares of BDFC. As additional consideration, we issued an 8% Convertible Promissory Note, in the amount of $10,000,000 to Livorno in consideration for BDFC's outstanding preferred stock held by Livorno. The note will be due in full, along with the accrued interest, in July 2008. At Livorno's option, the note may be converted into our common stock at the conversion rate of $0.20 per share.

Organizational History of BDFC

BDFC was originally incorporated under the name Eastco Corporation do Brasil Ltda. under the laws of Brazil on June 2, 1995 and changed its name on June 28, 2005. BDFC has been in the coffee manufacturing business since 1997. On January 21, 2003, BDFC leased its manufacturing facilities to Comercio de Industries Brasileiras Coinbra S.A. who operated the facilities. The lease was originally for a term of four years expiring on January 20, 2007. BDFC was paid a monthly rent of $92,000. On March 31, 2005, BDFC and Comercio de Industries Brasileiras Coinbra S.A. entered into a rescission agreement, in which BDFC reacquired the operational control of the plant and returned to the business of manufacturing roasted, ground and soluble coffee.

Overview of Business

We own an operating coffee manufacturing facility and all of the machinery and operating equipment located in this facility located in the state of Sao Paolo, Brazil through our subsidiary BDFC. We manufacture coffee products such as roasted, ground and soluble coffee under its own brand names: "Brazilian Best," "Samba Cafe," "Torino" and "Vivenda." We are currently focusing our efforts on building the name recognition of its brands and its distribution network as it returns to its manufacturing operations.

BDFC's facilities have the capacity to produce the following types of coffee:

      o     soluble spray dried;

      o     agglomerated;

      o     roasted and ground;

      o     freeze dried;

      o     cappuccino;

      o     chocolate beverages; and

      o     instant teas.

Our products are expected to consist of soluble spray dried coffees, granulated soluble coffee, roasted ground coffee, cappuccino and teas. The current capacity of the facility would enable us to produce spray dried soluble coffee at the rate of 3,600 tons per year. The facility also maintains the capacity to produce 9,600 tons per year of roasted ground coffee and 3,600 tons per year of chocolate beverages or cappuccinos per year. We are expecting to broaden our manufacturing facilities in the future in order to be able to manufacture 600 tons per year of freeze dried coffee.

We believe that the location of the manufacturing facility is unique because it is within close proximity to the two ports in Brazil: Santos and Rio de Janeiro. We believe that this location is beneficial to our development because it will allow us to maintain lower delivery costs and lower shipping costs.

Suppliers

We purchase coffee beans from farmers and brokers in Brazilian states such as Espirito Santo, Rondonia, Minas Gerais and Sao Paulo. We intend to focus our purchases of coffee beans primarily from Brazilian growers, but we may also purchase from dealers located within the United States for coffees from around the world for the production of blended products, mainly utilizing its prior experience with the supplier resources and relationships that BDFC had as an operational company between 1997 and 2002.

The supply and price of coffee beans are subject to volatility and are influenced by numerous factors, which are beyond our control. Supply and price can be affected by many factors such as weather, politics and economics in the coffee exporting countries. Increases in the cost of coffee beans can, to a certain extent, be passed on to our customers in the form of higher prices for coffee beans and processed coffee. However, there can be no assurance that we will be successful in passing coffee price increases to customers without losses in sales volume or margin. Drastic or prolonged increases in coffee prices could also adversely impact our business as it could lead to a decline in overall consumption of coffee.

Industry Overview

According to the Specialty Coffee Association of America (SCAA), specialty coffee retail sales in the United States exceeded $2.5 billion and specialty coffee beverage sales exceeded $8.4 billion annually in a $19.2 billion coffee market in 2003. The SCAA reports that total coffee consumption grew slightly in 2003 on the strength of the growth in new products and the introduction of a wider variety of coffees, as consumption of traditional coffee declined.

Production Process

Our productions process to generate canned or bagged coffee for public sales consists of, but is not limited to, the following processes:

      o Selection - The production of soluble coffee begins with the selection of coffees from the various producing regions of Brazil which, when properly combined, provide the quality required by our standards.

      o Roasting - Selected and cleaned coffee beans are processed in three roasters to fully develop their qualities, assuring the maximum retention of the aroma and the appropriate roasting for each organoleptic characteristic required.

      o Granulation - We use equipment which is specially designed to fragment the roasted beans with a minimum amount of heat, thus retaining aromatic substance and providing a more uniform distribution for granulation.

      o Extraction - Coffee extraction is similar to homemade coffee where the roasted and ground beans are percolated in hot water. In the industrial process, the fragmented beans receive hot water in stainless steel pressure percolators.

      o Concentration - In the concentration process, part of the water is removed from the coffee extract, using three different systems to obtain a product that meets market requirements:

      o     Multiple effects evaporator, descendant film;

      o     Thermo-centrifuge concentrator; and

      o Freeze concentrator (operating at temperatures below zero degrees Celsius).

      o Spray Drying Tower - The concentrated extract is atomized into droplets in the top of a drying tower and is simultaneously submitted to a current of hot air that evaporates the water. The product collected at the base of the tower is soluble coffee, which can be transformed into agglomerated coffee by an additional step in the process. The soluble coffee obtained in this way is called "dry extract" and combines the characteristic aroma and flavor of liquid extract with the advantages of soluble powder.

      o Agglomeration - We also produce agglomerated soluble coffee with special equipment. The process preserves the natural essence of the product, aromatized by the addition of coffee oil, producing granules of excellent solubility.

      o Freeze-drying System - As mentioned above, we are expecting to have a freeze drying manufacturing ability in the very near future. In freeze-drying, the extract is frozen at temperatures below minus 30 degrees Celsius, then ground in special mills and conveyed to a vacuum chamber on trays where the water is removed by sublimation (the direct transformation of ice into a gaseous state). The final product is freeze-dried coffee.

      o Packaging - Traditional powder and dry extract, as well as agglomerated and freeze-dried coffee all have various packaging options in cans and glass jars. We intend to produce coffee tins for sale in packets of 100 and 200 grams; glass jars of coffee of 100 and 200 grams; packs of coffee of 250 grams; pouches of coffee of 40 grams and bulk boxes of fifty kilograms. Nevertheless, we have the ability to support other packaging options which may be demanded by our clients (such as different packaging sizes or different packaging materials).

Distribution

We sell our coffee through sales representatives and brokers who currently sell coffee products to supermarkets and grocery stores in Brazil. We are in discussions with brokers and distribution companies, mainly in the U.S, to begin selling our coffee products outside of Brazil.

Intellectual Property

BDFC has registered the following trade names with the Instituto Nacional de Propriedade Industrial (the equivalent of the U.S. Patent and Trademark Office):

      o     Samba Cafe

      o     Brasilian Best

      o     Torino

      o     Vivenda

Such registration entitles BDFC to legal protection for the usage of these names for a period of twenty years in Brazil.

Competition

The coffee industry is extremely competitive and includes several companies which have achieved substantially greater market shares than we have, and have longer operating histories, larger customer bases and substantially greater financial, development and marketing resources than we do. Our proprietary brand coffees will compete with many other branded coffees which are sold in supermarkets and specialty stores, primarily in Brazil and the United States. Examples of companies we may compete with include, but are not limited to:
Nestle, Companhia Cacique de Cafe Soluvel, Cafe Soluvel Brasilia and Companhia lguacu de Cafe Soluvel.

Government Regulation

Our coffee production operations are subject to various governmental laws, regulations and licensing requirements relating to customs, health and safety, building and land use and environmental protection. Our industrial facility is subject to state and local air-quality and emissions regulation. If we encounter difficulties in obtaining any necessary licenses or complying with these laws and regulations, then our product offerings could be limited.

We believe that we are in compliance in all material respects with all such laws and regulations and that we have obtained all material licenses and permits that are required for the operation of our business.

In order for us to operate our facilities, we are required to and will maintain an annual municipality license from the municipality of Cruzeiro. BDFC has an environmental license from Cetesb with respect to pollution control in operating its manufacturing facility. Also, as a company in the food industry, BDFC is required to register with the sanitation department called Departamento de Saude ANVISA. Finally, as a bona fide exporter and importer, BDFC is required to obtain a registration number from Siscomex and will be subject to inspections.

Employees

As of March 15, 2006, our company, including BDFC, had 23 employees. We have not experienced any work stoppages and we consider relations with its employee to be good. We anticipate hiring additional employees as we increase production of our brands of coffee to operate our facilities.

Item 2. PROPERTY

Our principal executive offices are located at 575 Madison Avenue, Suite 1006, New York, New York 10027. We also have executive offices located at Rua Luis Coelho 223, 8th Floor, Conjunto 81, Cerqueira Cesar, Sao Paulo, S.P. - Brazil
CEP: 01309-901. These offices consist of approximately 88 square meters which we rent on a monthly basis for $1,558.

We also own a coffee plant located at Avenida Engenheiro, Penido 1142, Cruzeiro, S.P., Brazil, which consists of 16,620 square meters. BDFC has a mortgage on this property provided by Banco do Brazil until May 13, 2008 with monthly payments due of $28,642.

We believe that our properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

Item 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as disclosed below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

On August 9, 2001, Chaim Schintzler, a former plant manager and director of BDFC, filed claims for monies he claimed were owed to him by BDFC under Brazilian labor laws. The claim was submitted to the labor court of the Capital of Sao Paulo. On June 11, 2002 the court awarded Mr. Schintzler a verdict of approximately $23,000. On August 12, 2002, Mr. Schintzler appealed the verdict. On October 10, 2003 a higher Brazilian court awarded Mr. Schintzler a verdict of approximately $150,000. BDFC has appealed this verdict to the Brazilian supreme labor court. The appeal is still in process and based on BDFC's Brazilian legal counsel, the amount which will ultimately be awarded to Mr. Schintzler can not be estimated as of now. We have recorded a charge for this claim of approximately $224 thousand (principal plus interest) which represents the maximum amount we believe BDFC may be obligated to pay according to the verdict that was rendered by the appeals court.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the National Association of Securities Dealers OTC Bulletin Board under the symbol "BDFC." The following quotations, which were obtained from siliconinvestor.com, reflect the high and low bids for our common stock for the periods indicated, based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:


                         National Association of Securities Dealers OTC Bulletin Board(1)

                              Quarter Ended                    High                  Low
                           December 31, 2005                 $0.50                 $0.15
                          September 30, 2005                 $0.30                 $0.11
                             June 30, 2005                   $0.40                 $0.10
                            March 31, 2005                   $0.105                $0.065
                           December 31, 2004                 $0.14                 $0.04
                          September 30, 2004                 $0.10                 $0.03
                             June 30, 2004                   $0.03                 $0.03
                            March 31, 2004                   $0.10                 $0.03

                  (1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common stock is issued in registered form. OTR Transfer, Inc., 1000 SW Broadway Street, Suite 920, Portland, Oregon 97205 (Telephone: 503.225.0626;
Facsimile: 503.273.9168) is the registrar and transfer agent for our common stock.

Holders

On December 31, 2005, the stockholders' list of our common stock showed 1,317 registered stockholders and 100,000,000 shares outstanding. On March 22, 2006, the last reported sale price of our common stock on the National Association of Securities Dealers OTC Bulletin Board was $0.299 per share.

Dividends

We declared a dividend of 325,899 in the second quarter of 2005 prior to the sale of our company to Livorno. We do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our common stock other than as described below, we intend to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

We currently do not have any equity compensation plans.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements included elsewhere in this Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors.

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

Overview

History

B&D Food Corp. (formerly REII Incorporated) was in the business of residential rental real estate in the state of Florida. We sold our remaining revenue producing assets in October 2004.

On April 29, 2005, we entered into a Stock Purchase Agreement with Livorno Investments Ltd., or Livorno. Pursuant to the agreement, Livorno bought 3,609,850 shares of our common stock, representing approximately 77.5% of the total outstanding number of shares of our common stock. We changed our name from REII Incorporated to B&D Food Corp. on July 5, 2005.

On July 8, 2005, we entered into a Share Purchase Agreement, or the Agreement, with BDFC and the stockholders of BDFC, or the BDFC Stockholders. Pursuant to the Agreement, we acquired 99.85% of the outstanding equity stock of BDFC from the BDFC Stockholders. As consideration for the acquisition of BDFC, we agreed to issue 95,344,688 shares of the Company's common stock to the BDFC Stockholders. These issuances are exempt from registration requirements under Regulation D or Regulation S under the Securities Act of 1933, as amended.

Pursuant to the Agreement, weissued to the BDFC Stockholders 95,344,688 shares of common stock. As additional consideration, we issued an 8% Convertible Promissory Note, in the amount of $10,000,000 to Livorno, BDFC's principal stockholder, in consideration for BDFC's outstanding preferred stock held by Livorno. The note will be due in full, along with the accrued interest, in July 2008. At Livorno's option, the note may be converted into our common stock at the conversion rate of $0.20 per share. (see also section "Business Combination").

Present Day

Our present business is to acquire, organize, develop and upgrade companies in the food industry, and more specificalfly in the coffee industry. Our management plans to integrate the manufacture and the distribution operations in order to achieve maximum return on capital.

The manufacturing arm of our company has already been acquired by integrating BDFC, a Brazilian company with a coffee manufacturing plant. Through BDFC, we have the ability to manufacture and pack roasted and grinded coffee, instant coffee and several mixtures of coffee and tea like cappuccino and others. Currently, we are focusing on selling coffee products in South America and Eastern Europe. In addition, we are looking to acquire a strong marketing capability in the United States.

Business Combinationf

As mentioned above, on July 11, 2005, we entered into the Agreement with BDFC and its stockholders dated as July 8, 2005, pursuant to which we acquired 99.85% of the outstanding equity stock of BDFC.

On the date of the Agreement, BDFC's stockholders were also the controlling stockholders of our company.

BDFC was originally incorporated under the name Eastco Corporation do Brasil Ltda (Estco), under the laws of Brazil on June 2, 1995. In May 2004, the name of Eastco was changed to Eastco de Alimentos Ltda., as registered with the Junta Comercial de Sao Paolo (Commercial Council) and on June 28, 2005 the name was changed to BDFC Brasil Alimentos Ltda. BDFC has been in the coffee manufacturing business since 1997. BDFC manufactures and purchases coffee grains, toasted and milled coffee, soluble coffee and related products, for sale, import and export.

In November 1, 2000, due to adverse financial conditions, BDFC filed for a Judicial Creditor's Agreement called "Concordata Preventiva". This agreement consolidated BDFC's debts and postponed all obligations to suppliers and banks for a period of time. Pursuant to the closing of the Judicial Creditor's Agreement, Livorno gained control over BDFC. The creditor's agreement under "Concordata Preventiva" provided for payment in two installments, the first installment of 40% to be paid in one year and the remaining 60% to be paid in two years. BDFC made the full payments of $144,000 and $216,000 on October 30, 2001 and November 25, 2002, respectively. On March 8, 2005, BDFC paid an additional $15,562 as required by the Brazilian courts.

To generate sufficient cash flows, in January 21, 2003, the management leased its manufacturing facility and equipment to Comercio e Industrias Brasileiras Coinbre S/A ("Coinbra"), an unrelated party. Rents received from the lease were used by BDFC to pay its past's debts.

On March 31, 2005, pursuant to Coinbra's parent company's decision to exit manufacturing operation, the two parties agreed to terminate the lease agreement. According to the terms of the termination agreement, although Coinbra terminated the lease and vacated the factory, it would have to pay the full rents under the lease until the end of the year 2005 in the amount of a lump sum payment of $940,000. No other penalties were charged to Coinbra and BDFC does not owe any future obligations to Coinbra. The said amount was paid in full to us in April 2005.

In conjunction with the lease termination, we agreed to purchase from Coinbra all the coffee stock and certain equipment in the factory for an aggregate amount of $313,779. Subsequently, BDFC has resumed the coffee manufacturing operations.

Basis of Presentation

As the said agreement was accounted for according to the rules applied to transactions between entities under common control, and as the controlling stockholders of BDFC gained control of our company in April 29, 2005, the consolidated income statements for the year 2005 include the results of BDFC on a stand-alone basis until April 29, 2005 and the combined results of our company and BDFC for the periods subsequent to that date.

The comparison numbers for 2004 are those of BDFC on a stand-alone basis and this analysis refers to those numbers in the comparison made between the years.

Financial Condition and Liquidity

Total assets in the consolidated balance sheet as of December 31, 2005, totaled $2,292,283 compared with $1,661,541 as of December 31, 2004. The increase in the total assets is derived primarily from acquisition of equipment in the amount of $345,503 and from the growth in current assets in the amount of $215,192 due to the initiation of plant operations in Brazil in the last quarter of 2005.

Consolidated   deficit  in  working  capital  amounted  to  $2,410,446  and  the consolidated quick ratio is 13%.

As of December 31, 2005, consolidated long term financing sources totaled $1,316,047, 35% of which is repayable in the coming year. Consolidated long term financing sources are composed of 1) long term bank loans in the amount of $1,066,047, 43% of which are repayable in the coming year; and 2) a convertible promissory note in the amount of $250,000 issued to a third party on December 20, 2005. The note matures on December 20, 2007 and may be converted into shares of our common stock par value $0.001 six months after issuance at a discount of 10% of the average closing price per share for the common stock as recorded on the NASD OTC Bulletin Board for the ten trading days prior the conversion.

The short term financing sources as of the same date totaled $678,220, including demand loans in the amount of $547,150 which are payable in monthly installments of $11,945 until December 2008.

Stockholders' deficit as of December 31, 2005, totaled $12,669,377 compared with a stockholders' deficit of $1,983,357 as of December 31, 2004. The change are derived primarily from the recapitalization pursuant to business combination with an entity under common control (BDFC) in the amount of $9,730,552.

Year Ended December 31, 2005 Compared With Year Ended December 31, 2004

Net Income (Loss)

Our net loss in 2005 amounted to $486,586, compared to net income of $43,751 in the previous year.

The net loss in 2005 is due primarily to B&D Food Corp.'s general and administrative expenses in the amount of $412,581, and to its finance expenses in the amount of $380,310 recorded in consideration of the convertible notes, offset by the net income of BDFC in the amount of $307,142.

Revenues

The consolidated total revenues in 2005 amounted to $1,722,508, compared to revenues of $870,521 in the pervious year.

The revenues from coffee production in 2005 reflect the beginning of sales of coffee products by BDFC, mainly in the last quarter of the year. The rental revenue in 2005 reflects mainly the non-recurring revenues from the termination of the lease agreement with Coinbra in March 2005 in the amount of $940,000 (see also section "Business combination" above).

The revenues in the previous year reflect the rental revenues from the lease of the plant in Brazil to Coinbra. The revenues from coffee production in 2004 represent recovery of bad debts which were previously written off, at the time BDFC (then Eastco) was engaged in coffee production (prior to the lease agreement with Coinbra).

Cost of Revenues

The consolidated cost of revenues in 2005 amounted to $617,492 compared to cost of revenues of $187,954 in the previous year.

Cost of revenues in 2004 are due mainly to materials and cost of merchandise sold of $139,509, subcontractors' costs of $180,870 and depreciation costs of $144,029. The cost of revenue in the prior year is due mainly to depreciation costs of $113,818.

The increase in cost of revenues is due primarily to the initiation of the coffee producing operation in the Brazilian plant.

General and Administrative Expenses

The consolidated general and administrative expenses in 2005 amounted to $865,124 compared to general and administrative expenses of $250,891 in the previous year.

General and administrative expenses in 2005 are due mainly to professional services of $523,253 and travel expenses of $106,215. General and administrative expenses in the prior year are due mainly to professional services of $181,385.

The increase in general and administrative expenses is due primarily to the initiation of the coffee producing operations in the Brazilian plant and to the professional services and traveling expenses of our management associated with the initiation of our operations.

Market Risk and Contingent Liabilities

BDFC primarily operates in Brazil, making it susceptible to changes in the economic, political, and social conditions in Brazil. Brazil has experienced political, economic, and social uncertainty in recent years, including an economic crisis characterized by exchange rate instability and Brazilian Real devaluation, increased inflation, high domestic interest rates, negative economic growth, reduced consumer purchasing power and high unemployment. Under its current leadership, the Brazilian government has been pursuing economic stabilization policies, including the encouragement of foreign trade and investment and an exchange rate policy of free market flotation. In the last year, there was an improvement in the Brazilian economic environment. Nevertheless, no assurance can be given that the Brazilian government will continue to pursue these policies, that these policies will be successful if pursued or that these policies will not be significantly altered. In case of a decline in the Brazilian economy, political or social problems or a reversal of Brazil's foreign investment policy it is likely that this change will have an adverse effect on BDFC's results of operations and financial condition. Additionally, inflation in Brazil may lead to higher wages and salaries for employees and increase in the cost of raw materials, which would adversely affect BDFC's profitability.

Risks inherent in foreign operations include nationalization, war, terrorism, and other political risks and risks of increases in foreign taxes or U.S. tax treatment of foreign taxes paid and the imposition of foreign government royalties and fees.

BDFC is liable for various claims arising in the ordinary course of business. Appropriate provision has been made for those claims. We believe, based on the advice of BDFC's Brazilian legal counsel, that the provisions recorded in the accounts are adequate to cover the anticipated losses, if any, arising from those claims.

Off Balance-Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Item 7. FINANCIAL STATEMENTS

Our audited financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 follow Item 14, beginning at page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our acting chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. OTHER INFORMATION

None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this Item is incorporated herein by reference from the information under the captions entitled "Election of Directors--Information Regarding Nominees for Director," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the SEC no later than April 30, 2006.

Item 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption entitled "Executive Compensation" in our definitive proxy statement to be filed with the SEC no later than April 30, 2006.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the information under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement to be filed with the SEC no later than April 30, 2006.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the information under the caption entitled "Certain Transactions and Relationships" in our definitive proxy statement to be filed with the SEC no later than April 30, 2006.

Item 13. EXHIBITS

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit
Number                              Description

2.1 Share Purchase Agreement by and among B&D Food Corp., BDFC Brasil Alimentos LTDA. and the shareholders of BDFC Brasil Alimentos LTDA. dated as of July 8, 2005 (incorporated by reference from our Form 8-K Current Report, filed July 17, 2005).

3.1   Certificate of Incorporation.

3.2   Bylaws.

4.1   Specimen Common Stock Certificate.

4.2 Convertible Promissory Note issued by B&D Food Corp. in favor of EGFE dated December 20, 2005 (incorporated by reference from our Form 8-K Current Report, filed December 20, 2005).

10.1 Stock Purchase Agreement by and among Karen Ricketts, Una Ricketts, REII Incorporated and Livorno Investments Ltd. dated as of April 29, 2005 (incorporated by reference to Schedule 13D filed by Una M. Ricketts on April 29, 2005).

10.2 Letter Agreement, by and between B&D Food Corp. and Rubenstein Investor Relations, Inc., dated as of October 25, 2005 (incorporated by reference from our Form 8-K Current Report, filed November 21, 2005).

10.3 Lease Termination Agreement by and among F.H.S. Eastco Do Brasil LTDA., F.H.S. Holding B.V., Jacques Ollech and Comercio E Industrias Brasileiras Coinbra S.A. dated as of March 31, 2005 and related agreements.

14.1  Code of Ethics.

16.1 Letter from Rotenberg & Co., LLP to Securities and Exchange Commission (incorporated by reference from our Form 8-K Current Report, filed November 16, 2005).

21.1  Subsidiaries of the Registrant.

31.1 Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1  Certification  of the Chief  Executive  Officer  provided  pursuant  to 18
      U.S.C.   Section   1350  as  adopted   pursuant  to  Section  906  of  the
      Sarbanes-Oxley Act of 2002.

32.2  Certification  of the Chief  Financial  Officer  provided  pursuant  to 18
      U.S.C.   Section   1350  as  adopted   pursuant  to  Section  906  of  the
      Sarbanes-Oxley Act of 2002.


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption entitled "Principal Accountant Fees and Services" in our definitive proxy statement to be filed with the SEC no later than April 30, 2006.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               B&D FOOD CORP.

                                               By: /s/ Yaron Arbell
                                                  --------------------
                                                  Yaron Arbell, CEO and Director
                                                  (Principal Executive Officer)

                                               Date: March 31, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                   Signature                                         Title                                   Date
-------------------------------------------------   -----------------------------------------      -------------------------

                /s/ Yaron Arbell                                                                        March 31, 2006
------------------------------------------------      Chief Executive Officer and Director
                    Yaron Arbell                          (Principal Chief Executive)

                /s/ Yossi Haras                                                                         March 31, 2006
------------------------------------------------     Chief Financial Officer (Principal
                    Yossi Haras                              Accounting Officer)


               /s/ Daniel Ollech                                                                        March 31, 2006
------------------------------------------------     Chairman of the Board and President
                   Daniel Ollech

               /s/ Jacques Ollech                                                                       March 31, 2006
------------------------------------------------     Executive Vice President and Director
                   Jacques Ollech


                                 B&D FOOD CORP.
                          (Formerly REII Incorporated)

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2005 and 2004



                                      INDEX



                                                                                         Page
                                                                                   -----------------

 Report of Independent Registered Public Accounting Firm                                 F-(2)

 Consolidated Balance Sheets                                                             F-(3)

 Consolidated Statements of Operations and Comprehensive Loss                            F-(4)

 Consolidated Statements of Shareholders' Deficiency                                     F-(5)

 Consolidated Statements of Cash Flows                                                   F-(6)

 Notes to the Consolidated Financial Statements                                     F-(7) to F-(18)


    The accompanying notes are an integral part of the consolidated financial statements

                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders of
B&D Food Corp.
(Formerly REII Incorporated)

We have audited the accompanying consolidated balance sheets of B&D Food Corp. (formerly REII Incorporated) (incorporated in the state of Delaware) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, shareholders' deficiency and cash flows for the years then ended (all expressed in United States dollars). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable, assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of B&D Food Corp. as of December 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1(e) to the consolidated financial statements, the Company has a substantial working capital deficiency and shareholders' deficit as at December 31, 2005. These conditions raise substantial doubt about its ability to continue as going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                "SCHWARTZ LEVITSKY FELDMAN LLP"
Toronto, Ontario, Canada
March 28, 2006                                            Chartered Accountants

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

U.S. Dollars

                                                                                                    December 31,
                                                                                          ---------------------------------
                                                                                Note           2005               2004
                                                                             -----------  ---------------    --------------
                                                                                                              (As Restated
       ASSETS                                                                                                 See note 2)
   CURRENT ASSETS
     Cash and cash equivalents                                                           $      84,217      $      8,671
     Accounts receivable                                                                        37,868             -
     Other receivables and prepaid expenses                                       5            247,867           186,556
       Inventories                                                                6             51,341            10,874
                                                                                          ---------------    --------------
   Total current assets                                                                        421,293           206,101
                                                                                          ---------------    --------------
   LONG-TERM DEPOSIT                                                                               500                 -
                                                                                          ---------------    --------------
   PROPERTY, PLANT AND EQUIPMENT, NET                                             7          1,870,490         1,455,440
                                                                                          ---------------    --------------
   Total assets                                                                          $   2,292,283       $ 1,661,541
                                                                                          ===============    ==============
       LIABILITIES AND SHAREHOLDERS' DEFICIENCY
   CURRENT LIABILITIES
     Short-term loans from banks and others                                       8      $     678,220       $   648,782
       Current maturities of long-term loans from banks                          11            459,528           406,574
     Accounts payable                                                             9            195,025            26,581
     Other payables and accrued expenses                                         10          1,498,986           911,556
                                                                                          ---------------    --------------
   Total current liabilities                                                                 2,831,759         1,993,493
                                                                                          ---------------    --------------

   LONG-TERM LIABILITIES
     Long-term loans from banks                                                  11            606,519           941,449
     Taxes payable                                                               13            915,430           709,956
     Allowance for Severance Pay                                                                 6,171                 -
     Convertible Notes                                                           14         10,601,781                 -
                                                                                          ---------------    --------------
   Total long-term liabilities                                                              12,129,901         1,651,405
                                                                                          ---------------    --------------
   Contingencies                                                                 12
   Total Liabilities                                                                        14,961,660         3,644,898
                                                                                          ---------------    --------------
   SHAREHOLDERS' DEFICIENCY:
     As of December 31, 2005 - Common shares of $ 0.001 par value;
     Authorized:
     400,000,000 shares; Issued and outstanding: 100,000,000 As of December 31,
     2004 - Common shares no par value;
     Authorized:
     4,242,908 shares; Issued and outstanding 4,242,908 shares                   15            100,000         2,552,000
     Additional paid-in capital                                                                371,381                 -
       Accumulated other comprehensive loss                                                   (177,983)         (203,285)
     Accumulated deficit                                                                   (12,962,775)       (4,332,072)
                                                                                          ---------------    --------------
   Total shareholders' deficiency                                                          (12,669,377)       (1,983,357)
                                                                                          ---------------    --------------

   Total liabilities and shareholders' deficiency                                         $  2,292,283       $ 1,661,541
                                                                                          ===============    ==============

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
--------------------------------------------------------------------------------
U.S. Dollars


                                                                                                Year ended December 31
                                                                                          ------------------------------------
                                                                                Note           2005               2004
                                                                             -----------  -----------------  -----------------
                                                                                                               (As Restated)
                                                                                                                See note 2)
Revenues:
      Coffee production                                                                   $  607,113          $  74,332
      Rental                                                                               1,115,395             796,189
                                                                                          -----------------  -----------------
 Total revenues                                                                            1,722,508             870,521

 Cost and Expenses

   Cost of revenues                                                              16          617,492             187,954

   General and administrative expenses                                           17          865,124             250,891
                                                                                          -----------------  -----------------
                                                                                           1,482,616             438,845
                                                                                          -----------------  -----------------
 Income from operations                                                                      239,892             431,676

 Other Income                                                                                      -               2,809

 Financial expenses, net                                                         18          725,641             357,881
                                                                                          -----------------  -----------------

 Income (loss) before taxes                                                                 (485,749)             76,604

 Taxes on income                                                                 19              837              32,853
                                                                                          -----------------  -----------------

 Net income (loss)                                                                        $ (486,586)          $  43,751

 Other comprehensive loss, net of income tax
       Foreign currency translation adjustments                                              177,983             166,711
                                                                                          -----------------  -----------------

 Comprehensive loss for the year                                                          $ (664,569)          $(122,960)
                                                                                          =================  =================

   Income (loss) per share
      Basic and diluted                                                                   $    (0.01)          $    0.01
                                                                                          =================  =================
   Weighted average number of shares used in computing net
   income (loss) per share
      - Basic and diluted                                                                   68,218,435         4,242,908
                                                                                          =================  =================

STATEMENT OF SHAREHOLDERS' DEFICIENCY
-------------------------------------------------------------------------------
U.S. Dollars


                                                                                   Accumulated
                                                                     Additional      other                            Total
                                        Number of      Share          Paid-in     comprehensive     Accumulated    shareholders'
                                         Shares       Capital         Capital         loss            deficit       deficiency

Balance as of January 1, 2004          4,242,908   $  2,552,000    $         --   $    (36,574)   $ (4,375,823)   $ (1,860,397)
  (as restated - see note 2)
Other comprehensive loss:
  Foreign currency translation
     adjustments                              --             --              --       (166,711)             --        (166,711)

Net income                                    --             --              --             --          43,751          43,751
                                      ------------  -------------   -------------   -------------   -------------   -------------

Balance as of December 31, 2004        4,242,908   $  2,552,000    $         --   $   (203,285)   $ (4,332,072)   $ (1,983,357)
  (as restated - see note 2)
Recapitalization pursuant to
  business combination with
  entity under common control         95,757,092     (2,452,000)        336,381        203,285      (7,818,218)(1)  (9,730,552)

Dividend                                      --             --              --             --        (325,899)       (325,899)

Issuance of warrants to service
  provider                                    --             --          35,000             --              --          35,000

Other comprehensive loss:
  Foreign currency translation
     adjustments                              --             --              --       (177,983)             --        (177,983)

Net loss                                      --             --              --             --        (486,586)       (486,586)
                                     ------------  -------------   -------------   -------------   -------------   -------------

Balance as of December 31, 2005      100,000,000   $    100,000    $    371,381   $   (177,983)   $(12,962,775)   $(12,669,377)
                                     ============  =============   =============   =============   =============   =============

(1)Including change of $10,000,000 due to the promissory convertible note issued to the shareholders of BDFC (see notes 1.d and 4).

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars



                                                                                      Year ended December 31,
                                                                                ----------------------------------
                                                                                    2005                 2004
                                                                                ---------------     --------------
                                                                                                      (As Restated)
                                                                                                       See note 2)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                             $(486,586)             $  43,751
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
    Depreciation and amortization                                                 144,164                113,818
    Fair value of warrants to service provider                                     35,000                     --
    Change in provision for contingencies                                         117,774                (21,745)
    Interest due to convertible notes                                             379,781                     --
    Change in allowance for severance pay                                           5,912                     --
    Gain from disposition of property, plant and equipment                             --                 (2,809)
  Changes in operating assets and liabilities
    Increase in accounts receivable                                               (36,282)                    --
    Decrease (increase) in other receivables and prepaid expenses                  (8,986)                   275
    Increase in inventories                                                       (37,331)                    --
    Increase in taxes payable, net                                                102,805                 39,113
    Increase (decrease) in accounts payable                                       137,611                (40,689)
    Increase in other payables and accrued expenses                               304,272                222,075
                                                                                ---------              ---------
Net cash provided by operating activities                                         658,134                353,789
                                                                                ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                      (345,503)                  (325)
  Proceeds from disposition of property, plant and equipment                           --                  8,530
  Cash from combination with entity under common control                          332,315                     --
  Long term deposit                                                                  (500)                    --
                                                                                ---------              ---------
Net cash provided by (used in) investing activities                               (13,688)                 8,205
                                                                                ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Receipt of loans from related party                                              77,790                     --
  Repayment of long-term loans                                                   (448,764)              (374,414)
  Decrease in short-term bank loan, net                                          (135,540)                (2,405)
  Proceeds from issuance of convertible note                                      250,000                     --
  Dividend paid                                                                  (325,899)                    --
                                                                                ---------              ---------
Net cash used in financing activities                                            (582,413)              (376,819)
                                                                                ---------              ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   62,033                (14,825)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR                              8,671                 22,859
TRANSLATION DIFFERENCES                                                            13,513                    637
                                                                                ---------              ---------
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR                                   84,217                  8,671
                                                                                =========              =========

Supplemental cash flow information:
   Cash paid during the year for:
   Income taxes                                                                $      --              $  80,519
                                                                                =========              =========

    Interest                                                                    $  72,496              $ 170,533
                                                                                =========              =========

NOTE 1:- GENERAL

            a. B&D Food Corp. ("B&D" or "the Company") is a US corporation that concentrates in acquiring, organizing, developing and upgrading companies in the food industry, and more specifically in the coffee industry.

            b. The Company was incorporated on August 24, 1994 under the laws of the state of Delaware. Until October 2004, the principal business activity of the Company was ownership, management, and sale of residential real estate. This activity was carried on through the wholly owned subsidiary Rickets Enterprises International, Inc. On October 2004, the Company sold all of its remaining revenue producing assets and on December 2004 ceased all its active operations.

            c. On April 29, 2005, Livorno Investments Ltd., bought 3,609,850 shares of the Company, representing approximately 77.5% of the total outstanding number of shares of common stock of the Company. On July 2005, the Company's name was changed to B&D Food Corp.

            d. On July 11, 2005, the Company entered into a Share Purchase Agreement with BDFC Brazil Alimentos LTDA., a company formed pursuant to the laws of Brazil ("BDFC"), and the shareholders of BDFC ("BDFC's shareholders"), dated as July 8, 2005. Pursuant to the agreement, the Company acquired 99.85% of the outstanding equity stock of BDFC from the BDFC shareholders. As consideration for the acquisition, the Company issued 95,344,688 shares of the Company's common stock to the BDFC shareholders and an 8% Convertible Promissory note for the amount of $10,000,000.

            e. The Company has a substantial working capital deficiency and stockholders' deficit at the end of the year. This condition indicates that there could be substantial doubt about the company's ability to continue as a going concern for a reasonable period of time. The ability of the company to continue as a going concern is dependent on the Company's ability to generate sufficient capital from operations and from external investors. In the opinion of the management, the resumption of operations, the funds raised in the last quarter of 2005 and the contacts with potential new investors in the future will permit the Company to continue as a going concern in the coming year. These consolidated financial statements do not give effect to any adjustments should the company be unable to continue as a going concern in other than the normal course of business.

NOTE 2:- RESTATEMENT AND COMPARATIVE FIGURES

      The Company's 2004 and prior years' financial statements have been restated to give effect to the following adjustments:

      1) BDFC was bought in 1997 from Banco Do Brazil. The assets acquired from Banco Do Brazil were revalued at the date of acquisition and a revaluation reserve was recorded as permitted under Brazilian accounting rules. However, the amount of the revaluation was not properly adjusted among the respective asset categories which resulted in excess depreciation charges for 2004 and prior years when the financial statements were converted to US GAAP.

            The financial statements for the year 2004 were restated in order to properly present the reallocation of costs attributable to property, plant and equipment acquired in 1997 from Banco Do Brazil which resulted in reduced depreciation charges for 2004 and prior years.

      2) Retroactive restatement of accruals for 2001 and prior years which were not reversed.

The effect of these restatements is summarized below:

                                                                   Restatement of Balance Sheet as of
                                                                          December 31, 2004
                                                  -----------------------------------------------------------------------
                                                      As Previously
                                                       reported               Adjustments                As restated
                                                  ------------------                                  -------------------

Property, plant and equipment, net                   $1,265,791               $  189,649                $1,455,550

  Other payables and accrued expenses                   962,368                  (50,812)                  911,556

  Accumulated other comprehensive loss                  222,861                  (19,576)                  203,285

  Accumulated deficit                                 4,552,957                 (220,885)                4,332,072

                                                                   Restatement of Statement of Operations
                                                                    for the year ended December 31, 2004
                                                  -----------------------------------------------------------------------
                                                      As Previously           Adjustments                As restated
                                                       reported

  Depreciation                                         $  153,469               $  (39,651)               $  113,818
  Other income                                               --                    2,809                     2,809

  Income before taxes on income                          34,144                   42,460                    76,604

  Net income                                              1,291                   42,460                    43,751


In conjunction with the above-mentioned restatements, certain comparative figures for 2004 were reclassified to conform to the basis of the current year's presentation.

NOTE 3:- SIGNIFICANT ACCOUNTING POLICIES

      a.    Use of estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reported period. Actual results could differ from those estimates.

      b.    Foreign Currency Translation

            The functional currency of BDFC is the Brazilian Real. Transactions and balances of BDFC have been translated into U.S. dollars in accordance with the principles set forth in the Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation".

            All balance sheet accounts, except shareholders' deficiency accounts, have been translated using the exchange rates in effect at the balance sheet date. Shareholders' deficiency accounts were translated at the historical exchange rates. Revenues and costs have been translated at the average exchange rates prevailing during the year. The resulting aggregate translation adjustments are reported as a component of accumulated other comprehensive income (loss) in shareholders' deficiency.

      c.    Business combination

            The acquisition of BDFC caused a fundamental change in the reporting entity, whereby the activities of BDFC prior to the transaction constituted a predecessor activity for which an ongoing reporting obligation was imposed. The acquisition was accounted for according to the instructions described in Appendix D11 to D18 of SFAS 141 "Business Combination". Since this was a transaction between entities under common control, there was no step-up in basis or any adjustment to fair value. As the controlling shareholders of BDFC gained control of the company in April 29, 2005, these consolidated financial statements include the results of operations of BDFC from January 1, 2005 to April 29, 2005 on a stand alone basis and the combined results of the Company with BDFC from April 30, 2005 to December 31, 2005 with the results of BDFC for 2004 on a stand alone basis as the predecessor company. The recapitalization of the Company was recorded as an adjustment in the Statement of Shareholders' Deficiency pursuant to a business combination of entities under common control.

      d.    Principles of consolidation

            The consolidated financial statements include the accounts of the Company and its subsidiary, in which the Company has a 99.85% voting interest. Inter-company balances and transactions have been eliminated upon consolidation.

      e.    Cash and cash equivalents

            Cash and cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less at the date acquired.

      f.    Inventories

            Inventories are stated at the lower of cost and market value. Inventory write-offs are provided for slow-moving items.

            Cost is determined as follows:

            Raw materials - using the "first in, first out" method.

            Finished Products - on the basis of direct manufacturing costs plus allocable overhead.

      g.    Property, plant and equipment

            Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets at the following annual rates:

                                                                  Years
                                                           ---------------------

Buildings                                                           25

Computers, Furniture and Machinery                                 3-16

Motor vehicles                                                      7


      h.    Impairment and disposal of long-lived assets

            The Company's and its subsidiary's long-lived assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment is measured by the difference between the carrying amount of the asset and its fair value. Assets to be disposed of are reported at the lower of their carrying amount and fair value less costs to sell.

      i.    Revenue recognition

            Revenues from coffee and coffee products are recognized upon delivery of goods and transfer of title to the customers and when collection is reasonably assumed.

      j.    Income taxes

            The Company and its subsidiary account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities, using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiary provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

            Deferred tax assets are not recorded in respect of carry forward losses for which their utilization is not likely.

      k.    Income (loss) per share

            Basic net income (loss) per share is computed based on the weighted average number of ordinary shares outstanding during each year.
            Diluted net income (loss) per share is computed based on the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year; ordinary share equivalents are excluded from the computation if their effect is anti-dilutive.

            In 2005, all shares relating to the outstanding warrants have been excluded from the calculation of the diluted net loss per ordinary share because all such warrants were anti-dilutive. The total ordinary share equivalents relating to the outstanding warrants, excluded from the calculations of diluted net loss per share, were 200,000 for the year ended December 31, 2005.

      l.    Comprehensive income (loss)

            Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders deficiency that under generally accepted accounting principles are excluded from the net income (loss). This consists of unrealized gains and losses on foreign currency translation adjustments.

      m.    Severance pay

            The subsidiaries' liability for severance pay is calculated pursuant to Brazilian laws and employee agreements based on the most recent salary of the employees.

            Severance pay expenses for the years ended December 31, 2005 amounted to $5,912. No severance pay expenses were record in 2004.

      n.    Fair value of financial instruments

            SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash and cash equivalents, trade receivables, other receivables, trade payables, other payables and short-term and long-term bank loans. The estimated fair value of these financial instruments approximates their carrying value as of December 31, 2005 and 2004, unless otherwise stated. The estimated fair values have been determined through information obtained from market sources and management estimates.

      o.    Concentrations of credit risk

            Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents, short-term bank deposits and trade receivables.

            Cash and cash equivalents and bank deposits are invested mainly in Brazilian Real with major banks in Brazil. The Company's management believes that minimal credit risk exists with respect to these investments.

            Trade receivables are derived from sales to major customers located primarily in Brazil. The Company's subsidiary performs ongoing credit evaluations of its customers and obtains letters of credit and bank guarantees for certain receivables. An allowance for doubtful accounts is determined with respect to those amounts that were determined to be doubtful of collection and a general allowance is provided to cover additional potential exposures.

            As of the balance sheet date there is no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

      p.    Recently issued accounting pronouncements

            1) In November 2004, the FASB issued FAS 151, "Inventory Costs--an amendment of Accounting Research Bulletin, ARB 43, Chapter 4". This statement amends current guidance to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges. In addition, this statement requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect this statement to have a material effect on the Company's financial statements or its results of operations.

            2) In June 2005, the FASB issued FAS 154, "Accounting Changes and Error Corrections - a replacement of APB No. 20 "Accounting Changes" and FAS No. 3 "Reporting Changes in Interim Financial Statements". This statement provides guidance on the accounting and reporting of accounting changes and error corrections, and guidance in the determination of retrospective application of changes in accounting principles.

            3) In February 2006, the FASB issued FAS 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB statements No. 133 and 140". This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets" and permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management is currently evaluating the impact of this statement, if any, on the Company's financial statements or its results of operations.

            4) In March 2005, the SEC issued Staff Accounting Bulletin 107 ("SAB 107") to assist preparers by simplifying some of the implementation challenges of FAS 123R. In particular, SAB 107 provides supplemental implementation guidance on FAS 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income statement effects, disclosures and several other issues. The Company will apply the principles of SAB 107 in conjunction with its adoption of FAS 123R.

            5) In March 2006, the FASB issued FAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140". This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities.

NOTE 4:- BUSINESS COMBINATIONS

      On July 11, 2005, the Company entered into a Share Purchase Agreement (the "Agreement") with BDFC Brasil Alimentos LTDA., a company formed pursuant to the laws of Brazil ("BDFC") and the shareholders of BDFC (the "BDFC Shareholders") dated as July 8, 2005. Pursuant to the Agreement, the Company acquired 99.85% of the outstanding equity stock of BDFC from the BDFC shareholders. As consideration for the acquisition of BDFC, the Company agreed to issue 95,344,688 shares of the Company's common stock to the BDFC Shareholders. As additional consideration, the company issued an 8% Convertible Promissory Note, at the amount of $10,000,000 to the BDFC shareholders in consideration to the entire preferred stock of BDFC. The note is payable (principal plus accumulated interest) on July 8, 2008 and may be converted at any time, prior to or at the time of repayment by the Company, to the Company's common stock at the rate of $0.20 per share.

      At the date of the agreement, BDFC shareholders were also the controlling shareholder of the Company.

      BDFC was originally incorporated under the name Eastco Corporation do Brasil Ltda ("Eastco), under the laws of Brazil on June 2, 1995. In May 2004, the name of Eastco was changed to Eastco de Alimentos Ltda., as registered with the Junta Comercial de Sao Paolo (Commercial Council) and on June 28, 2005 the name was changed to BDFC Brasil Alimentos Ltda. BDFC has been in the coffee manufacturing business since 1997. The Company manufactures and purchases coffee grains, toasted and milled coffee, soluble coffee and related products, for sale, import and export.

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

      To generate sufficient cash flows, in January 21, 2003 the management leased its manufacturing facility and equipment to Comercio e Industrias Brasileiras Coimbre S/A ("Coimbra"), an unrelated party. Rents received from the lease were used by BDFC to pay its debts.

      Pursuant to Coimbra's parent company decision to exit manufacturing operation, on March 31, 2005 the parties agreed to terminate the lease agreement. According to the terms of the termination agreement, although Coimbra will terminate the lease and vacate the factory, it will pay the full lease fees until the end of the year 2005 at the amount of $940,000 in one payment. No other penalties will be charged to Coimbra in the future and the Company would not have any future obligation to Coimbra. The said amount was paid in full to the company during April 2005.

      In conjunction with the lease termination, the Company agreed to purchase from Coimbra all the coffee stock and certain equipment that was left in the factory for an aggregate amount of $313,779. Subsequently, BDFC has resumed coffee manufacturing operations.

NOTE 5:-OTHER RECEIVABLES AND PREPAID EXPENSES

                                                              December 31
                                                  ------------------------------
                                                      2005                  2004
                                                  --------              --------

Recoverable taxes                                 $226,044              $166,706
Advanced payments                                    8,723                    --
Prepaid expenses                                     7,720                    --
Others                                               5,380                19,850
                                                  --------              --------
                                                  $247,867              $186,556
                                                  ========              ========

NOTE 6:- INVENTORIES


                                                           December 31
                                                 -------------------------------
                                                     2005              2004
                                                 -----------       -----------

Material for resale                              $   104,565       $    91,862
Dissolvable coffee                                    37,465                --
Fuel and lubricants                                    1,498                --
                                                 -----------       -----------
                                                     143,528            91,862
Less - provision for losses                          (92,187)          (80,988)
                                                 -----------       -----------

                                                 $    51,341       $    10,874
                                                 ===========       ===========

NOTE 7:- PROPERTY, PLANT AND EQUIPMENT, NET

                                                           December 31
                                                 -----------------------------
                                                     2005              2004
                                                 -----------       -----------
                                                                  (As Restated
                                                                   See note 2)

Land and Building                                $ 1,787,643       $ 1,566,073
Computers, furniture and machinery                 1,341,839           871,085
Motor vehicles                                        22,572            19,830
                                                 -----------       -----------

                                                   3,152,054         2,456,988
Less - accumulated depreciation                   (1,281,564)       (1,001,548)
                                                 -----------       -----------

Property and equipment, net                      $ 1,870,490       $ 1,455,440
                                                 ===========       ===========

Depreciation expenses amounted to $144,029 and $113,818 for the years ended December 31, 2005 and 2004, respectively.

NOTE 8:- SHORT-TERM LOANS FROM BANKS AND OTHERS


                                                   Weighted
                                                   Average
                                                 Interest rate
                                                 December 31,
                                                    2005               December 31
                                              ---------------    ----------------------
                                                      %            2005          2004
                                              ---------------    --------      --------
Short-term loans from banks denominated
 in R$                                               --         $ 49,879      $ 47,351
                                                TR(2) + 0.5%
Demand loans from banks                           per month      547,150       601,431
Short-term loans from related party                   --          81,191            --
                                                                 --------      --------

                                                                $678,220      $648,782
                                                                 ========      ========

(1) Unsecured demand loans due December 2008, payable in monthly installments of $11,945.

(2) Brazilian monthly interest reference rate (Taxa Referencial de juros- TR), which is derived by averaging the variations in 30-day CD yield rates among the top financial institutions in the Brazil.

For collateral - see Note 12.b.

NOTE 9:- ACCOUNTS PAYABLE
                                                      December 31
                                           ------------------------------------
                                              2005                      2004
                                           ---------                 ---------

Trade payables                             $ 658,427                 $ 419,674
Less - Judicial deposit (*)                 (463,402)                 (393,093)
                                           ---------                 ---------

                                           $ 195,025                 $  26,581
                                           =========                 =========


(*) The judicial deposit represent payments made mainly in 2001 and 2002 under the Judicial Creditors Agreement (see also note 4).

NOTE 10:- OTHER PAYABLES AND ACCRUED EXPENSES

                                                      December 31
                                           ------------------------------------
                                              2005                      2004
                                           ----------                ----------
                                                                   (As Restated
                                                                    See note 2)

Tax payables                               $1,048,654                $  724,721
Provision for contingencies                   297,097                   153,015
Accrued expenses                               49,952                        --
Others                                        103,283                    33,820
                                           ----------                ----------

                                           $1,498,986                $  911,556
                                           ==========                ==========


NOTE 11:- LONG-TERM LOANS FROM BANKS

a. Composed of:

                                                Weighted
                                                 Average
                                              Interest rate
                                              December 31,
                                                 2005                       December 31
                                             --------------        -----------------------------
                                                   %                  2005               2004
                                             --------------        ----------         ----------
                                               TR(2)+0.1%
Loans from banks denominated in R$(1)           per month          $1,066,047         $1,348,023
Less - current maturities                                             459,528            406,574
                                                                    ----------        ----------

                                                                   $  606,519         $  941,449
                                                                   ==========         ==========

(1) Including mortgage due march 2008, payable in monthly installments of $28,642, bearing interest at the rate of TR and secured by the property in Cruzioro.

(2) Brazilian monthly interest reference rate (Taxa Referencial de juros- TR), which is derived by averaging the variations in 30-day CD yield rates among the top financial institutions in the Brazil.

b. The maturities of long-term loans for years subsequent to the balance sheet date are as follows:

First year (current maturities)                    $  459,528
Second year                                           399,841
Third year                                            199,323
Fourth year                                             7,355
                                                   ----------

                                                   $1,066,047
                                                   ==========

c. Collateral - see note 12.b.

NOTE 12:- CONTINGENCIES AND COLLATERALS

            a.    Contingencies

                  There are various claims arising in the ordinary course of business that are outstanding against BDFC at the total amount of $477,770. An appropriate provision has been made for these claims. The company's management believes, based on the advice of legal counsels, that the provision recorded in the accounts at the total amount of $297,097 is adequate to cover the anticipated losses arising from those claims.

            b.    Collateral

                  The banks loans to BDFC, were personally guaranteed by certain shareholders of the Company.

NOTE 13:- TAXES PAYABLE

                  On December 31, 2003 the Company became ten years past due in payment of federal income taxes. On July 15, 2003, the Company entered into the Refis II program, which is a federal program that provides for payments of overdue federal taxes in installments. The Company was granted approval to pay its overdue and outstanding taxes and contributions in monthly installments. The total repayment period is 15 years and the monthly installments are updated for the long term financial interest rate. As of December 31, 2005 the amount to be paid totaled $983,661 of which $68,231 is to be paid in 2006.

NOTE 14:- CONVERTIBLE NOTES

            a.    COMPOSED OF:

                                                  December 31
                                         ----------------------------
                                                2005             2004
                                         -----------      -----------
Note to parent company (1)               $10,379,178      $        --
Other notes (2)                              222,603               --
                                         -----------      -----------

                                         $10,601,781      $        --
                                         ===========      ===========


            (1)   See note 4

            (2) On December 20, 2005, the Company issued a convertible promissory note in the amount of $250,000 to a third party. The note matures on December 20, 2007. The note may be converted into shares of the Company's common stock par value $0.001 six months after issuance at a discount of 10% of the average closing price per share for the common stock as recorded on the OTC Bulletin Board for the ten trading days prior to the conversion. The embedded derivative was separated and was included in accounts payable. The fair value of the embedded derivative was estimated to be $28,000.

NOTE 15:- SHAREHOLDERS' DEFICIT

            a. A common share confers upon its holder voting rights, the right to receive dividends and the right to share in excess assets upon liquidation of the Company.

            b. On July 8, 2005 upon the agreement with BDFC and its shareholders, the Company issued 95,344,688 ordinary shares. See Note 4.

            c. The Shareholders' deficit as of December 31, 2004 represents the shareholders' deficit of BDFC on a stand alone basis as required according to generally accepted accounting principles in the U.S (see also note 2.c.). The shareholders' deficit as of December 31, 2005 represents the shareholders' deficit of the Company.

            d.    On  October  25,  2005  the  Company  entered  into  a  letter agreement with a service provider pursuant to which in addition to a monthly fee the service provider will be granted five years warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $0.18 per share. The fair value of the warrants totaled to $35,000, estimated by Black Scholes Model with a risk less rate of 4.41% and volatility of 136%. As of December 31, 2005 the warrants were not exercised.

NOTE 16:- COST OF REVENUES

                                                        Year ended December 31
                                                      --------------------------
                                                         2005         2004
                                                      -----------  -----------
                                                                   (As Restated
                                                                    See note 2)

Materials and cost of merchandise sold                  $139,509     $     --
Fuel, lubricants and electric power                       46,786        2,030
Subcontractors                                           180,870       69,127
Salaries and related expenses                             56,090        1,861
Depreciation and amortization                            144,029      113,818
Other manufacturing expenses                              50,208        1,118
                                                      ----------   ----------

                                                        $617,492     $187,954
                                                      ==========   ==========


NOTE 17:- GENERAL AND ADMINISTRATIVE EXPENSES

                                                    Year ended December 31
                                             --------------------------------
                                                2005                    2004
                                             --------                --------

Office expenses                              $ 39,680                $  7,346
Rent and building maintenance                  18,695                  10,369
Professional fees (1)                         523,253                 181,385
Travel expenses                               106,215                      --
Other                                         177,281                  51,791
                                             --------                --------

                                             $865,124                $250,891
                                             ========                ========

(1) In the year 2005 including $35,000 for the fair value of warrants to service provider (see note 15.d)

NOTE 18:- FINANCIAL EXPENSES, NET

                                                       Year ended December 31
                                                      ------------------------
                                                         2005            2004
                                                      --------        --------
Income:
  Interest on bank deposits                           $  7,336        $     --
  Foreign currency gains                                13,397          15,443
                                                      --------        --------

                                                        20,733          15,443
                                                      --------        --------
Expenses:
  Interest on short-term credit and long-term loans    363,192         370,536
  Interest on convertible notes                        379,781              --
  Foreign currency losses                                3,401           2,788
                                                      --------        --------

                                                       746,374         373,324
                                                      --------        --------

                                                      $725,641        $357,881
                                                      ========        ========

NOTE 19:- TAXES ON INCOME

            a.    Tax laws applicable to the Group:

                  The Company is subject to income tax under U.S tax laws. No deferred income taxes were recorded on the accumulated losses for tax purposes as recoverability is not likely.

                  The subsidiary company is subject to the tax laws in Brazil. Income tax is calculated based on 15% of taxable income and an additional 10% when applicable. Social contribution is based on 9% of taxable income.

            b.    Deferred taxes

                  Deferred  taxes  assets  have not been  recorded in respect of carry forward tax losses of the Company totaling to approximately $832 thousand and carry forward tax losses of the subsidiary company totaling to approximately $367 thousand, since recoverability is doubtful.

            c.    Effective tax

                  A reconciliation of the tax expense, assuming all income is taxed at the regular rate applicable to income of companies in the U.S (35%), and the actual tax expense, is as follows:


                                                                           December 31
                                                                  ----------------------------
                                                                        2005              2004
                                                                   ---------         ---------

Income (loss) before taxes on income                               $(485,749)        $  76,604
                                                                   =========         =========

Income taxes (recovery)                                             (170,012)           26,811

Decrease in tax arising from different tax rates applicable
 to non US company                                                        --            (9,429)

Losses for tax purposes for which deferred taxes were
 not provided                                                        406,762                --
Disallowable deductions                                               14,855            21,966

Differences between income reported for tax purposes
 and income for financial reporting purposes, net                   (250,768)           (6,495)
                                                                   ---------         ---------
Income taxes expenses                                              $     837         $  32,853
                                                                   =========         =========

NOTE 20:- RELATED PARTIES

            a.    Transaction with related parties:

                  On December 26, 2005, BDFC acquired two mechanical pumps to be used for day to day operations. This acquisition was measured and recorded at the same exchange amount. The acquisition was financed by two directors of the Company. Based on an agreement between the said directors, a company in which they have significant equity interest (the "Directors' Company") and BDFC, the amount payable by BDFC to the directors was applied against a loan receivable from the Directors' Company.

              b. Balances with related parties:

                                                            December 31
                                                    --------------------------
                                                       2005              2004
                                                     -------           -------


Other receivables                                    $ 5,380           $ 1,030

Short term loans from banks and others                81,191                --

Accounts payables                                     21,420                --

Other payables                                        13,427                --


NOTE 21:- SEC COMMENTS ON REGULATORY FILINGS

      The SEC has reviewed the Company's 10K-SB for the year ended December 31, 2004 filed on March 8, 2005, Form 8-K/A filed July 22, 2005 and Form 10-QSB/A for the quarter ended September 30, 2005 filed November 23, 2005 and has made certain comments in relation to these filings. The Company is currently compiling the appropriate responses to the SEC's comments.

                                  EXHIBIT INDEX

Exhibit
Number                             Description

2.1 Share Purchase Agreement by and among B&D Food Corp., BDFC Brasil Alimentos LTDA. and the shareholders of BDFC Brasil Alimentos LTDA. dated as of July 8, 2005 (incorporated by reference from our Form 8-K Current Report, filed July 17, 2005).

3.1   Certificate of Incorporation.

3.2   Bylaws.

4.1   Specimen Common Stock Certificate.

4.2 Convertible Promissory Note issued by B&D Food Corp. in favor of EGFE dated December 20, 2005 (incorporated by reference from our Form 8-K Current Report, filed December 20, 2005).

10.1 Stock Purchase Agreement by and among Karen Ricketts, Una Ricketts, REII Incorporated and Livorno Investments Ltd. dated as of April 29, 2005 (incorporated by reference to Schedule 13D filed by Una M. Ricketts on April 29, 2005).

10.2 Letter Agreement, by and between B&D Food Corp. and Rubenstein Investor Relations, Inc., dated as of October 25, 2005 (incorporated by reference from our Form 8-K Current Report, filed November 21, 2005).

10.3 Lease Termination Agreement by and among F.H.S. Eastco Do Brasil LTDA., F.H.S. Holding B.V., Jacques Ollech and Comercio E Industrias Brasileiras Coinbra S.A. dated as of March 31, 2005 and related agreements.

14.1  Code of Ethics.

16.1 Letter from Rotenberg & Co., LLP to Securities and Exchange Commission (incorporated by reference from our Form 8-K Current Report, filed November 16, 2005).

21.1  Subsidiaries of the Registrant.

31.1 Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1  Certification  of the Chief  Executive  Officer  provided  pursuant  to 18
      U.S.C.   Section   1350  as  adopted   pursuant  to  Section  906  of  the
      Sarbanes-Oxley Act of 2002.

32.2  Certification  of the Chief  Financial  Officer  provided  pursuant  to 18
      U.S.C.   Section   1350  as  adopted   pursuant  to  Section  906  of  the
      Sarbanes-Oxley Act of 2002.