Form 10QSB/A
period 2005-09-30
B&D Food Corp.
filed 2006-05-08
CIK 743241

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 2)

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

                        Commission File Number: 000-21247

                                B & D FOOD CORP.
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                     13-2622429
---------------------------------              ---------------------------------
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

                 ----------------------------------------------
                     RESTATED INTERIM CONSOLIDATED FINANCIAL
                               REPORTS (UNAUDITED)
                                       AT
                               SEPTEMBER 30, 2005
                 ----------------------------------------------

                                B & D FOOD, CORP.
                            (A Delaware Corporation)

TABLE OF CONTENTS
---------------------------------------------------------------------------------------------------
Restated Interim Balance Sheets at September 30, 2005 (Unaudited)
         and December 31, 2004.................................................................1

Restated Interim Statements of Changes in Stockholders' Deficit for the Nine Months Ended
         September 30, 2005 (Unaudited) and for the Year Ended December 31, 2004...............2

Restated Interim Statements of Operations and Comprehensive Income for the
         Three Months Ended September 30, 2005 and 2004 (Unaudited)............................3

Restated Interim Statements of Operations and Comprehensive Income for the
         Nine Months Ended September 30, 2005 and 2004 (Unaudited).............................4

Restated Interim Statements of Cash Flows for the
         Nine Months Ended September 30, 2005 and 2004 (Unaudited).............................5

Condensed Notes to the Interim Financial Statements............................................6-11

                                B & D FOOD, CORP.
                            (A Delaware Corporation)

                  RESTATED INTERIM CONSOLIDATED BALANCE SHEETS

                                                                                  (Unaudited)
                                                                                September 30, 2005    December 31, 2004
                                                                                ------------------    -----------------
                                   ASSETS
Current Assets
     Cash                                                                          $      8,318          $      8,671
     Accounts Receivable                                                                 42,291
     Inventories                                                                        123,637                10,874
     Taxes Recoverable                                                                  247,428               166,706
     Prepaid Expense                                                                      4,243                  --
     Loan to Affiliated Company                                                         162,351                19,850
                                                                                   ------------          ------------
Total Current Assets                                                                    588,268               206,101
Other Assets
     Property, Plant and Equipment - Net of Accumulated Depreciation                  1,823,078             1,455,440
                                                                                   ------------          ------------
Total Assets                                                                       $  2,411,346          $  1,661,541
                                                                                   ============          ============
                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
     Accounts Payable                                                              $    175,475          $     26,581
     Accrued Expense                                                                    501,344               186,387
     Deferred Income Taxes - Due Within One Year                                      1,062,443               724,719
     Debt - Due Within One Year                                                         961,676             1,055,356
                                                                                   ------------          ------------
Total Current Liabilities                                                             2,700,938             1,993,493
                                                                                   ============          ============
Other Liabilities
     Deferred Income Taxes - Due After One Year                                         971,214               709,956
     Debt - Due After One Year                                                       11,147,784               941,449
                                                                                   ------------          ------------
Total Liabilities                                                                    14,819,936             3,644,898
Stockholders' Deficit
     As of Sptember 31, 2005 - Common  shares of $ 0.001 par value;  Authorized:
     400,000,000 shares; Issued and outstanding:  100,000,000 As of December 31,
     2004 - Common shares no par value; Authorized:
     4,242,908 shares; Issued and outstanding 4,242,908 shares                          100,000             2,552,000
     Additional Paid-In Capital                                                         336,381                  --
     Retained Earnings (Accumulated Deficit)                                        (12,544,768)           (4,332,072)
     Accumulated Other Comprehensive Loss                                              (300,203)             (203,285)
                                                                                   ------------          ------------
Total Stockholders' Deficit                                                         (12,408,590)           (1,983,357)
                                                                                   ------------          ------------
Total Liabilities and Stockholders' Deficit                                        $  2,411,346          $  1,661,541
                                                                                   ============          ============


The accompanying condensed notes are an integral part of these restated interim financial statements.

                                B & D FOOD, CORP.
                            (A Delaware Corporation)

             RESTATED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN
                             STOCKHOLDERS' DEFICIT

                                                                                             Accumulated
                                                            Additional                           Other             Total
                              Number of                      Paid-In       Accumulated       Comprehensive    Stockholders'
                               Shares      Common Stock      Capital        Deficit          Income (Loss)       Deficit
                             -----------   ------------    ------------   ------------       ------------    ------------
Balance December 31, 2003      4,242,908   $  2,552,000    $       --     $ (4,375,823)      $    (36,574)   $ (1,860,397)
Net Income for the
Period                              --             --              --           43,751               --            43,751

Other Comprehensive Loss            --             --              --             --             (166,711)       (166,711)
                             -----------   ------------    ------------   ------------       ------------    ------------
Balance December 31, 2004      4,242,908      2,552,000            --       (4,332,072)          (203,285)     (1,983,357)

Recapitalization
pursuant to business
combination with entity
under common control          95,757,092     (2,452,000)   $    336,381     (7,818,218)(1)        203,285      (9,730,552)

Net Loss for the Period
    (Unaudited)                     --             --              --          (68,579)              --           (68,579)

Dividend                            --             --              --         (325,899)              --          (325,899)

Other Comprehensive Loss
for the Period
    (Unaudited)                     --             --              --             --             (300,203)       (300,203)
                             -----------   ------------    ------------   ------------       ------------    ------------
Balance September 30,
2005 (Unaudited)             100,000,000   $    100,000    $    336,381   $(12,544,768)      $   (300,203)   $(12,408,590)
                             ===========   ============    ============   ============       ============    ============

      (1) Including $10,000,000 due to the promissory convertible note issued to the stockholders of BDFC (see note E).


The accompanying condensed notes are an integral part of these restated interim financial statements.

                                B & D FOOD, CORP.
                            (A Delaware Corporation)

                  RESTATED INTERIM STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
                                   (Unaudited)

                     Three Months Ended September 30,         2005             2004
                                                          -------------    -------------
Revenue
     Coffee Production                                    $     165,213    $        --
     Rental Income                                                 --            196,622
                                                          -------------    -------------
Total Revenue                                                   165,213          196,622
                                                          -------------    -------------
Operating Expenses
     Cost of revenues                                           134,570           29,960
     General and administrative expenses                        212,610           74,900
                                                          -------------    -------------
Total Operating Expenses                                        347,180          104,860
                                                          -------------    -------------

Income (Loss) From operations                                  (181,967)          91,762
Financial Expenses, net                                        (221,333)        (155,298)
                                                          -------------    -------------

Net Loss Before Provision For Taxes                            (403,300)         (63,536)
Provision for Income Taxes                                         --             21,080
                                                          -------------    -------------
Net Loss for the period                                        (403,300)         (42,456)

Other Comprehensive Loss, Net of Income Tax
         Foreign Currency Translation                          (136,752)        (132,756)
                                                          -------------    -------------
Comprehensive Loss for the Period                         $    (540,052)   $    (175,212)
                                                          =============    =============

Net Income (Loss) Per Share - Basic and Diluted           $        --      $       (0.01)
                                                          =============    =============

Weighted Average Shares Outstanding - Basic and Diluted     100,000,000        4,242,908
                                                          =============    =============

The accompanying condensed notes are an integral part of these restated interim financial statements.

                                B & D FOOD, CORP.
                            (A Delaware Corporation)

                  RESTATED INTERIM STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
                                   (Unaudited)

                     Nine Months Ended September 30,          2005             2004
                                                          ------------    ------------
Revenue
     Coffee Production                                    $    165,213    $     72,974
     Rental Income                                           1,115,395         588,417
                                                          ------------    ------------
Total Revenue                                                1,280,608         661,391
                                                          ------------    ------------
Operating Expenses
     Cost of revenues                                          373,917          82,774
     General and administrative expenses                       470,084         202,917
                                                          ------------    ------------
Total Operating Expenses                                       844,001         285,691
                                                          ------------    ------------

Income from operation                                          436,607         375,700
Other Income                                                      --             2,758
Financial expenses, net                                       (504,349)       (188,173)
                                                          ------------    ------------

Income (Loss) Before Provision For Taxes                       (67,742)        190,285
Provision for Taxes                                                837          44,032
                                                          ------------    ------------
Net Income (Loss)                                              (68,579)        146,253

Other Comprehensive Loss, Net of Income Tax
         Foreign Currency Translation                          (96,918)        (18,615)
                                                          ------------    ------------
Comprehensive Income (Loss) for the Period                $   (165,497)   $    127,638
                                                          ============    ============

Net Income   Per Share - Basic and Diluted                $      --       $       0.03
                                                          ============    ============

Weighted Average Shares Outstanding - Basic and Diluted     55,084,120       4,242,908
                                                          ============    ============

The accompanying condensed notes are an integral part of these restated interim financial statements.

                                B & D FOOD, CORP.
                            (A Delaware Corporation)

             RESTATED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                     Nine Months Ended September 30,                           2005         2004
                                                                            ---------    ---------
Cash Flows from Operating Activities
Net Income (Loss) For the Period                                            $ (68,579)   $ 146,253
Adjustments To Reconcile Net Income For The Period To Net Cash Flows From
Operating Activities
     Depreciation                                                             105,223       82,774
     Deferred Income Taxes                                                    101,965       23,153
     Provision for Contingencies                                              120,699       (1,665)
     Gain from disposition of property, plant and equipment                      --         (2,758)
Changes in Operating Assets and Liabilities
     Accounts Receivable                                                      (38,772)        --
     Inventories                                                             (100,349)        --
     Other Current Assets                                                     (98,956)     (48,700)
     Taxes Recoverable                                                        (41,789)         723
     Accounts Payable and Accrued Expenses                                    428,033       20,499
                                                                            ---------    ---------
Net Cash Flows from Operating Activities                                      407,475      220,279
                                                                            ---------    ---------

Cash Flows from Investing Activities
     Acquisition of Property, Plant and Equipment                            (163,855)        (319)
     Proceeds from disposition of property, plant and
        equipment                                                                --          8,374
     Cash from Combination with Entity under Common
        Control                                                               332,315         --
                                                                            ---------    ---------
Net Cash Flows from Investing Activities                                      168,460        8,055
                                                                            ---------    ---------

Cash Flows from Financing Activities
     Repayment of Debt                                                       (346,172)    (248,681)
     Dividend                                                                (325,899)        --
     Loan from Related Party                                                   67,551         --
                                                                            ---------    ---------
Net Cash Flows used in Financing Activities                                  (604,520)    (248,681)
                                                                            ---------    ---------

Decrease in cash and cash equivalents                                         (28,585)     (20,347)
Effect of Exchange Rate Changes of Cash                                        28,232         (485)
                                                                            ---------    ---------
Net Change in Cash                                                               (353)     (20,832)
Cash - Beginning of Period                                                      8,671       22,859
                                                                            ---------    ---------
Cash - End of Period                                                        $   8,318    $   2,027
                                                                            =========    =========


The accompanying condensed notes are an integral part of these restated interim financial statements.

                                B & D FOOD, CORP.
                            (A Delaware Corporation)

      CONDENSED NOTES TO RESTATED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

Note B - Foreign Currency Translation

         The functional currency of B&D Food Corp.'s (the "Company") foreign operations is the Brazilian Real. The financial statements of the Company have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Stockholders' equity accounts are translated at historical rates. Income statement amounts have been translated using the average exchange rate for the year. Accumulated net translation adjustments have been reported separately in other comprehensive income (loss) in the financial statements. Foreign currency translation adjustments resulted in a loss of $96,918 and $18,615 for the nine months ended September 30, 2005 and 2004, respectively.

Note C - Basis of Presentation

         These financial statements consolidate the operations of the Company and its subsidiary BDFC Brazil Alimentos LTDA, ("BDFC"), a company formed pursuant to the laws of Brazil.

Note D - Change in Control

         On April 29, 2005, the controlling stockholder of BDFC acquired 3,609,850 shares of the Company, representing approximately 78% of the issued and outstanding stock. Pursuant to the acquisition, the same controlling stockholder of BDFC became also the controlling stockholder of the Company.

Note E - Acquisition Of BDFC

         On July 8, 2005, the Company entered into a Share Purchase Agreement (the "Agreement") with BDFC and its controlling stockholder to acquire 99.85% of the outstanding equity stock of BDFC. As consideration for the acquisition of BDFC, the Company agreed to issue 95,344,688 shares of the Company's common stock to the stockholders of BDFC and an 8% Convertible Promissory Note, at the amount of $10,000,000. Pursuant to this transaction, there was a significant dilution in the 23% interest held by certain stockholders of the Company at April 29, 2005.

         Restatement

         The Company's interim financial statements have been restated to give effect to the following adjustments:

         1)       BDFC was  bought  in 1997 from  Banco Do  Brazil.  The  assets acquired from Banco Do Brazil were revalued at the date of acquisition and a revaluation reserve was recorded as permitted under Brazilian accounting rules. However, when the financial statements were converted to US GAAP the amount of the revaluation was not properly adjusted among the respective asset categories which resulted in excess depreciation charges.

                  The financial statements were restated in order to properly present the reallocation of costs attributable to property, plant and equipment acquired in 1997 from Banco Do Brazil which resulted in reduced depreciation charges.

         2) Retroactive restatement of accruals for 2001 and prior years which were not reversed.

         3) Pursuant to the SEC comments, the Company implemented the instructions described in Appendix D11 to D18 of SFAS 141 "Business Combination".

                  The acquisition of BDFC caused a fundamental change in the reporting entity, whereby the activities of BDFC prior to the transaction constituted a predecessor activity for which an ongoing reporting obligation was imposed. Since this was a transaction between entities under common control, there was no step-up in basis or any adjustment to fair value. As the controlling stockholders of BDFC gained control of the Company in April 29, 2005, these consolidated interim financial statements include the results of operations of BDFC from January 1, 2005 to April 29, 2005 on a stand-alone basis and the combined results of the Company with BDFC from April 30, 2005 to September 30, 2005. Accordingly, the comparative figures represent the position and the results of BDFC on a stand-alone basis as the predecessor company. The recapitalization of the Company recorded as an adjustment in the Statement of Stockholders' Deficiency pursuant to a business combination of entities under common control.

         The effect of the restatement on the Company's position as of September 30, 2005 and the results of operations for the periods of nine months and three months then ended is summarized below:

                                        Restatement of Interim Condensed Balance Sheet
                                                   As of September 30, 2005
                                                          (Unaudited)

                                           As previously
                                              reported    adjustments   As restated
                                           -------------  -----------   -----------
     Property, plant and equipment, net       1,548,511       274,567    1,823,078

     Capital reserve                         12,280,288   (12,280,288)        --

     Accumulated deficit                        675,188    11,869,580   12,544,768

     Accumulated other comprehensive loss       164,062       136,141      300,203


                                    Restatement of Interim Statement of Operation
                                             and Comprehensive Loss
                                    for the nine months ended September 30, 2005
                                                   (Unaudited)

                                      As previously   Restatement
                                         reported     Adjustments    As restated
                                      -------------   -----------    -----------
Revenues
         Coffee production            $    165,213    $       --     $    165,213
                                                                     ------------
         Rental income                        --         1,115,395      1,115,395
                                      ------------    ------------   ------------
Total revenue                              165,213       1,115,395      1,280,608

Operating and finance expenses             547,981         800,369      1,348,350
                                      ------------    ------------   ------------
Loss before taxes on income               (382,768)        315,026        (67,742)

Provision for income taxes                    --               837            837
                                      ------------    ------------   ------------

Net loss for the period                   (382,768)        314,189        (68,579)

Foreign currency translation              (164,002)         67,144        (96,918)
                                      ------------    ------------   ------------

Comprehensive loss for the period     $   (546,830)   $    381,333   $   (165,497)
                                      ============    ============   ============

Weighted average shares outstanding     34,341,385      20,742,735     55,084,120
                                      ============    ============   ============

Basic and diluted loss per share      $      (0.01)   $       0.01   $       --
                                      ============    ============   ============

                                      Restatement of Interim Statement of Operation
                                               and Comprehensive Loss
                                      for the three months ended September 30, 2005
                                                       (Unaudited)

                                      As previously    Restatement
                                         reported      Adjustments       As restated
                                      -------------    -----------      -------------
Income from coffee production         $     165,213    $        --      $     165,213

Operating and finance expenses              498,010           70,503          568,513

                                      -------------    -------------    -------------
Loss before taxes on income                (332,797)         (70,503)        (403,300)

Provision for income taxes                     --               --               --
                                      -------------    -------------    -------------

Net loss for the period                    (332,797)         (70,503)        (403,300)

Foreign currency translation               (164,002)          27,310         (136,752)
                                      -------------    -------------    -------------

Comprehensive loss for the period     $    (496,799)   $     (43,193)   $    (540,052)
                                      =============    =============    =============

Weighted average shares outstanding      92,745,511        7,254,489      100,000,000
                                      =============    =============    =============

Basic and diluted loss per share      $        --      $       (0.01)   $        --
                                      =============    =============    =============

Note F - BDFC Organizational History

         BDFC was originally incorporated under the name Eastco Corporation do Brasil Ltda (Eastco), under the laws of Brazil on June 2, 1995. In May 2004, the name of Eastco was changed to Eastco de Alimentos Ltda, as registered with the Junta Comercial de Sao Paolo (Commercial Council), and on June 28, 2005 the name was changed to BDFC Brasil Alimentos Ltda. BDFC has been in the coffee manufacturing business since 1997. The Company manufactures and purchases coffee grains, toasted and milled coffee, soluble coffee and related products, for sale, import and export.

         On November 1, 2000, BDFC filed a Judicial Creditor's Agreement in Civil Court to prevent creditors from taking legal action against the Company for a two-year period. The Company was required to settle all debts according to the Judicial Creditor's Agreement and resume operations by the 2005 year. (See Note H).

         As a result, the Company ceased operations and leased the manufacturing facility and equipment to Comercio e Industrias Brasileiras Coimbre S/A ("Coimbra"), an unrelated party. During April 2005, Coimbra ended its lease. According to the termination of the lease agreement, Coimbra was still liable for the remainder of the payments through December 2005. Coimbra has paid the full balance to the Company. The Company also purchased from Coimbra all the coffee stock and certain equipment that was left in the factory for an aggregate amount of $313,779. Subsequently, BDFC has resumed coffee manufacturing operations.

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

Ms. Una M Ricketts and Ms Karen Rickettes resigned from their positions in the company and in the board, and Mr. Ollech was appointed as the President of the company. In addition, he was also appointed as Chief Executive Officer, Treasurer and Secretary of the Company.

On July 8, 2005, The Company entered into a Share Purchase Agreement with BDFC Brasil Alimentos LTDA. (a company formed pursuant to the laws of Brazil) ("BDFC"). Livorno is also the stockholder controller of BDFC.

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

Business Combination

As mentioned above, on July 11, 2005, the Company entered into a Share Purchase Agreement (the "Agreement") with BDFC and its stockholders dated as July 8, 2005. Pursuant to the Agreement, the Company acquired 99.85% of the outstanding equity stock of BDFC from its stockholders. As consideration for the acquisition of BDFC, the Company agreed to issue 95,344,688 shares of the Company's common stock to the stockholders of BDFC (the "BDFC Stockholders"). As additional consideration, the company issued an 8% Convertible Promissory Note, at the amount of $10,000,000 to the BDFC Stockholders in consideration to the entire preferred sock of BDFC. The note is payable (principal plus accumulated interest) on July 2008 and may be convert at any time, prior to or at the time of repayment by the Company, to the Company's common stock at the rate of $0.20 per share.

At the date of the agreement, the BDFC Stockholders were also the controlling stockholders of the Company.

BDFC was originally incorporated under the name Eastco Corporation do Brasil Ltda (Eastco), under the laws of Brazil on June 2, 1995. In May 2004, the name of Eastco was changed to Eastco de Alimentos Ltda., as registered with the Junta Comercial de Sao Paolo (Commercial Council) and on June 28, 2005 the name was changed to BDFC Brasil Alimentos Ltda. BDFC has been in the coffee manufacturing business since 1997. The Company manufactures and purchases coffee grains, toasted and milled coffee, soluble coffee and related products, for sale, import and export.

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

On March 31, 2005, pursuant to Coimbra's parent company decision to exit manufacturing operation, the two parties agreed to terminate the lease agreement. According to the terms of the termination agreement, although Coimbra will terminate the lease and vacate the factory, it will pay the full lease fees until the end of the year 2005 at the amount of $940,000 in one payment. No other penalties will be charged to Coimbra in the future and the Company would not have any future obligation to Coimbra. The said amount was paid in full to the company in April 2005.

In conjunction with the lease termination, the Company agreed to purchase from Coimbra all the coffee stock and certain equipment that was left in the factory for an aggregate amount of $313,779. Subsequently, BDFC has resumed the coffee manufacturing operations.

FINANCIAL CONDITION AND LIQUIDITY

Total assets in the consolidated balance sheet as of September 30, 2005, totaled $2,411,346 compared with $1,661,541 as of December 31, 2004. The increase in the total assets derived primarily from acquisition of equipment at the amount of $163,855 and from the growth in current assets at the amount of $382,167 due to the initiation of plant operations in Brazil in the last quarter of 2005.

Consolidated deficit in working capital amounted to $2,112,670. The quick ratio is 17%.

As of September 30, 2005, the consolidated long term financing sources totaled to $2,092,980, 45% of which is repayable in the coming year.

Stockholders' deficit as of September 30, 2005, totaled $12,408,590 compared with Stockholders' deficit of $1,983,357 as of December 31, 2004. The change derived primarily from the recapitalization, pursuant to the business combination with entity under common control (BDFC), amounted to $9,730,552.

MARKET RISK AND CONTINGENT LIABILITIES

BDFC primarily operates in Brazil, making it susceptible to changes in the economic, political, and social conditions in Brazil. Brazil has experienced political, economic, and social uncertainty in recent years, including an economic crisis characterized by exchange rate instability and Brazilian Real devaluation, increased inflation, high domestic interest rates, negative economic growth, reduced consumer purchasing power and high unemployment. Under its current leadership, the Brazilian government has been pursuing economic stabilization policies, including the encouragement of foreign trade and investment and an exchange rate policy of free market flotation. Despite the current improvement of the Brazilian economic environment, no assurance can be given that the Brazilian government will continue to pursue these policies, that these policies will be successful if pursued or that these policies will not be significantly altered. A decline in the Brazilian economy, political or social problems or a reversal of Brazil's foreign investment policy is likely to have an adverse effect on the BDFC's results of operations and financial condition. Additionally, inflation in Brazil may lead to higher wages and salaries for employees and increase the cost of raw materials, which would adversely affect the BDFC's profitability.

Risks inherent in foreign operations include nationalization, war, terrorism, and other political risks and risks of increases in foreign taxes or U.S. tax treatment of foreign taxes paid and the imposition of foreign government royalties and fees.

BDFC is liable for various claims under Brazilian laws by former employees for unpaid salaries and benefits. To the Company's management opinion, based on its legal adviser's assumptions, the provision included in the financial statements regarding this claim is sufficient.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2004

Net Loss

The Company's net loss in the third quarter of 2005 amounted to $403,300, Compared to net loss of $42,456 in the third quarter of the previous year.

The net loss in the three months ended September 30, 2005 is due primarily to general and administrative expenses at the amount of $212,610, and finance expenses at the amount of $184,110 recorded in consideration of the convertible note.

Revenues

The Company's total revenues in the third quarter of 2005 amounted to $165,213, compared to revenue of $196,622 in the third quarter of the pervious year.

The revenues in the three months ended September 30, 2005 reflect the very beginning of sales of coffee products by BDFC.

The revenues in the third quarter of the previous year reflect the rental revenues from the lease of the plant in Brazil to Coinbra.

Cost of Revenues

The consolidated cost of revenues in the third quarter amounted to $134,570 compared to cost of revenues of $29,960 in the corresponding period of the previous year.

Cost of revenues in the third quarter are due mainly to materials and cost of merchandise sold of $17,020, subcontractors costs of $41,489 and depreciation costs of $38,420. The cost of revenue in the corresponding period of the previous year reflects depreciation costs.

The increase in cost of revenues is due primarily to the initiation of the coffee producing operation in the Brazilian plant.

General and Administrative Expenses and Professional Services

In the third quarter of 2005 general and administrative expenses for the third quarter of 2005 amounted to $212,610. In the third quarter of the previous year, general and administrative expenses amounted to $74,900.

The increase in general and administrative expenses is due primarily to the beginning of the operation in the plant in Brazil, and to the professional services and traveling expenses of the management of the Company associated to the initiation of the Company's operation.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004

Net Income (Loss)

The Company's net loss for the reporting period amounted to $68,579, compared to net income of $146,253 in the corresponding period of the previous year.

The net loss for the period due primarily to the Company's general and administrative expenses at the amount of $91,162, and to the Company's finance expenses at the amount of $184,110 recorded in consideration of the convertible note, offset by the net income of BDFC at the amount of $207,530.

Revenues

The Company's revenues for the reporting period amounted to $1,280,608, compared to revenues of $661,391 in the corresponding period of the previous year.

The revenues from coffee production in the period reflect the very beginning of sales of coffee products by BDFC. The rental revenue in the period reflects mainly the non-recurring revenues from the termination of the lease agreement with Coimbra in March 2005 at the amount of $940,000 (see also section "Business combination" above).

The revenues in the corresponding period of the previous year reflect the rental revenues from the lease of the plant in Brazil to Coinbra. The revenues from coffee production in the said pariod represents recovery of bad debts which were previously written off, at the time BDFC (then Eastco) was engaged in coffee production (prior to the lease agreement with Coimbra).

Cost of Revenues

The consolidated cost of revenues in the period amounted to $373,917 compared to cost of revenues of $82,774 in the corresponding period of the previous year.

Cost of revenues in the period are due mainly to materials and cost of merchandise sold of $17,020, subcontractors costs of $168,653 and depreciation costs of $104,974. The cost of revenue in the corresponding period of the previous year reflects depreciation costs.

The increase in cost of revenues is due primarily to the initiation of the coffee producing operation in the Brazilian plant.

General and Administrative Expenses and Professional Services

General and administrative expenses for the reporting period amounted to $470,084. In the corresponding period of the previous year, the general and administrative expenses amounted to $202,917.

General and administrative expenses in the period are due mainly to professional services of $177,517. General and administrative expenses in the corresponding period of the previous year are due mainly to professional services of $77,121.

The increase in general and administrative expenses is due primarily to the initiation of the coffee production in the Brazilian plant, and to the professional services associated to the initiation of the Company's operation.

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

ITEM 3.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of September 30, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Incorporated by reference from the Form 8-K of the registrant filed on July 11, 2005, is Item 3.02, which discusses the issuance of common stock in exchange for the securities of BDFC, in which transaction the registrant acquired BDFC as its wholly owned subsidiary.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

There have not been any defaults on any senior Securities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

1. The Company filed a Current Report on Form 8-K, dated July 11, 2005, announcing that the Company entered into a Share Purchase Agreement with BDFC Brasil Alimentos LTDA., a company formed pursuant to the laws of Brazil ("BDFC"), and the stockholders of BDFC (the "BDFC Stockholders"), pursuant to which the Company acquired all of the outstanding equity stock of BDFC from the BDFC Stockholders.

2. The Company filed Amendment No. 1 to Current Report on Form 8-K, dated July 22, 2005, modifying the Security Ownership of Certain Beneficial Owners and Management Information required to be filed thereunder.

3. The Company filed Amendment No. 2 to Current Report on Form 8-K, dated September 19, 2005, including Item 9.01(a) financial statements of BDFC as of and for the six months ended June 30, 2005 and Item 9.01(b) pro forma financial statements as of and for the six month period ended June 30, 2005.

4. The Company filed Amendment No. 3 to Current Report on Form 8-K, dated October 3, 2005, including Item 9.01(a) financial statements of BDFC as of and for the six months ended June 30, 2005 and Item 9.01(b) pro forma financial statements as of and for the six month period ended June 30, 2005.

                                    EXHIBITS

Number   Title
------   -----

31.1     Certification by Yaron Arbell, Chief Executive Officer, Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification by Yossi Haras, Chief Financial Officer, Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by Yaron Arbell, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1 Certification by Yossi Haras, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 4th day of May, 2006.


                                      B & D FOOD, CORP.


                                      By:  /s/ Yaron Arbell
                                           -------------------------
                                           Yaron Arbell
                                           Chief Executive Officer