Form 10QSB
period 2006-03-31
B&D Food Corp.
filed 2006-05-15
CIK 743241

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                                   ACT OF 1934

              |X| For the quarterly period ended March 31, 2006 or

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

     For the transition period from _______________ to ____________________

                        Commission File Number: 000-21247

                                B & D FOOD CORP.
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                   13-2622429
--------------------------------------         ------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

As of May 15, 2006, there were 100,125,000 shares of the registrant's common stock outstanding.

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                B & D FOOD, CORP.
                            (A Delaware Corporation)

                 ----------------------------------------------
                         INTERIM CONSOLIDATED FINANCIAL
                               REPORTS (UNAUDITED)
                                       AT
                                 MARCH 31, 2006
                 ----------------------------------------------

                                B & D FOOD, CORP.


                            (A Delaware Corporation)

TABLE OF CONTENTS
--------------------------------------------------------------------------------

Interim Balance Sheets at March 31, 2006(Unaudited)
         and December 31, 2005................................................1

Interim Statements of Changes in Stockholders' Deficiency for the
         Three Months Ended March 31, 2006 (Unaudited) and for
         the Year Ended December 31, 2005.....................................2

Interim Statements of Operations and Comprehensive Income for the
         Three Months Ended March 31, 2006 and 2005 (Unaudited)...............3

Interim Statements of Cash Flows for the
         Three Months Ended March 31, 2006 and 2005 (Unaudited)...............4

Condensed Notes to the Interim Financial Statements..........................5-6

                                B & D FOOD, CORP.
                            (A Delaware Corporation)

                       INTERIM CONSOLIDATED BALANCE SHEETS

                                                                     (Unaudited)
                                                                      March 31,     December 31,
                                                                        2006           2005
                                                                    ------------    ------------
                                     ASSETS
Current Assets
     Cash                                                           $      7,610    $     84,217
     Accounts Receivable                                                  47,206          37,868
     Other receivable                                                     42,047          21,823
     Inventories                                                          25,965          51,341
     Taxes Recoverable                                                   255,722         226,044
                                                                    ------------    ------------
Total Current Assets                                                     378,550         421,293
                                                                    ------------    ------------

Long term deposits                                                           500             500
                                                                    ------------    ------------

Property, Plant and Equipment - Net of Accumulated Depreciation        1,972,916       1,870,490
                                                                    ------------    ------------

Total Assets                                                        $  2,351,966    $  2,292,283
                                                                    ============    ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
     Short term bank loans                                          $    788,579    $    678,220
     Current maturities of long-term bank loans                          491,136         459,528
     Accounts Payable                                                    316,074         195,025
     Tax institutions                                                  1,168,084       1,050,322
     Other payables                                                      634,123         448,664
                                                                    ------------    ------------
Total Current Liabilities                                              3,397,996       2,831,759
                                                                    ------------    ------------
Long Term Liabilities
     Long term bank loans                                                542,716         606,519
     Taxes payable                                                       988,763         915,430
     Allowance for severance pay                                           6,631           6,171
     Convertible notes                                                10,958,735      10,601,781
                                                                    ------------    ------------
Total Long Term Liabilities                                           12,496,845      12,129,901
                                                                    ------------    ------------

Total Liabilities                                                     15,894,841      14,961,660

Stockholders' Deficiency
     As of March 31, 2006  and December 31, 2005 -
     Common shares of $ 0.001 par
     value; Authorized: 400,000,000 shares;
     As of March 31, 2006 - Issued and outstanding: 100,125,000;
     As of December 31, 2005 - Issued and outstanding 100,000,000        100,125         100,000
     Additional Paid-In Capital                                          383,881         371,381
     Accumulated Deficit                                             (13,703,956)    (12,962,775)
     Accumulated Other Comprehensive Loss                               (322,925)       (177,983)
                                                                    ------------    ------------
Total Stockholders' Deficiency                                       (13,542,875)    (12,669,377)
                                                                    ------------    ------------

                                                                    ------------    ------------
Total Liabilities and Stockholders' Deficit                         $  2,351,966    $  2,292,283
                                                                    ============    ============

                     The accompanying condensed notes are an
                   integral part of these financial statements

                                B & D FOOD, CORP.
                            (A Delaware Corporation)

     INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                                                                               Accumulated
                                                            Additional                            Other            Total
                              Number of       Common         Paid-In          Accumulated     Comprehensive    Stockholders'
                               Shares         Stock          Capital            Deficit        Income (Loss)    Deficiency
                            ------------   ------------    ------------       ------------    -------------    -------------

Balance December 31, 2004   $  4,242,908   $  2,552,000              --       $ (4,332,072)   $    (203,285)   $  (1,983,357)
Recapitalization
pursuant to business
combination with entity
under common control          95,757,092     (2,452,000)        336,381         (7,818,218)(1)      203,285       (9,730,552)
Issuance of warrants to
service provider                      --             --          35,000                 --               --           35,000
Net loss for the period               --             --              --           (486,586)              --         (486,586)
Dividend                              --             --              --           (325,899)              --         (325,899)
Other Comprehensive Loss
for the Period                        --             --              --                 --         (177,983)        (177,983)
                            ------------   ------------    ------------       ------------    -------------    -------------
Balance December 31, 2005
                             100,000,000        100,000         371,381        (12,962,775)        (177,983)     (12,669,377)
Issuance of shares to
service provider                 125,000            125          12,500                 --               --           12,625
Net loss for the period               --             --              --           (741,181)              --         (741,181)
Other Comprehensive Loss
for the Period                        --             --              --                 --         (144,942)        (144,942)
                            ------------   ------------    ------------       ------------    -------------    -------------
Balance March 31, 2006
(Unaudited)                  100,125,000   $    100,125    $    383,881       $(13,703,956)   $    (322,925)   $ (13,542,875)
                             ===========   ============    ============       ============    =============    =============

      (1) Including $10,000,000 due to the promissory convertible note issued to the stockholders of BDFC.

                     The accompanying condensed notes are an
                   integral part of these financial statements

                                B & D FOOD, CORP.
                            (A Delaware Corporation)

     INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)


                 Three Months Ended March 31,                 2006             2005
                                                          -------------    -------------
Revenue
     Coffee Production                                    $     182,859    $          --
     Rental Income                                                   --          240,562
                                                          -------------    -------------
Total Revenue                                                   182,859          240,562
                                                          -------------    -------------
Operating Expenses
     Cost of revenues                                           253,824           29,380
     General and administrative expenses                        467,875           60,141
                                                          -------------    -------------
Total Operating Expenses                                        721,699           89,521
                                                          -------------    -------------

Income (Loss) From operations                                  (538,840)         151,041
Financial Expenses, net                                        (202,341)        (182,069)
                                                          -------------    -------------

Net Loss for the period                                        (741,181)         (31,028)

Other Comprehensive Income (Loss)
         Foreign Currency Translation                          (144,942)           6,839
                                                          -------------    -------------
Comprehensive Loss for the Period                         $    (866,123)   $     (24,189)
                                                          =============    =============

Net Loss Per Share - Basic and Diluted                    $       (0.01)   $       (0.01)
                                                          =============    =============

Weighted Average Shares Outstanding - Basic and Diluted     100,083,333        4,242,908
                                                          =============    =============

                     The accompanying condensed notes are an
                   integral part of these financial statements

                                B & D FOOD, CORP.
                            (A Delaware Corporation)

            INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                Three Months Ended March 31,         2006          2005
                                                   ---------    ---------
Cash Flows from Operating Activities
Net Loss For the Period                            $(741,181)   $ (31,028)
Adjustments To Reconcile Net Income For
The Period To Net Cash Flows From Operating
Activities
     Depreciation                                     36,401       29,380
     Deferred Income Taxes                             5,011       85,005
     Provision for Contingencies                      43,215      (15,762)
     Interest due to convertible notes               206,954           --
Changes in Operating Assets and Liabilities
     Accounts Receivable                              (6,457)          --
     Inventories                                      28,952           --
     Other receivable                                (18,765)         235
     Taxes Recoverable                               (12,707)
     Accounts Payable                                112,626      (30,521)
     Other Payable                                   170,453       29,444
                                                   ---------    ---------
Net Cash Flows from Operating Activities            (175,498)      66,753
                                                   ---------    ---------

                                                   ---------    ---------
Net Cash Flows from Investing Activities                  --           --
                                                   ---------    ---------

Cash Flows from Financing Activities
     Repayment of Debt                              (199,683)     (53,311)
     Loan from Related Party                         147,872           --
     Proceeds from issuance of convertible note      150,000           --
                                                   ---------    ---------
Net Cash Flows from Financing Activities              98,189      (53,311)
                                                   ---------    ---------

Increase (decrease) in cash and cash equivalents     (77,309)      13,442
Effect of Exchange Rate Changes of Cash                  702          (21)
                                                   ---------    ---------
Net Change in Cash                                   (76,607)      13,421
Cash - Beginning of Period                            84,217        8,671
                                                   ---------    ---------
Cash - End of Period                               $   7,610    $  22,092
                                                   =========    =========

                     The accompanying condensed notes are an
                   integral part of these financial statements

                                B & D FOOD, CORP.
                            (A Delaware Corporation)

    CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation

      The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

      In the opinion of the management, all adjustments considered necessary for fair presentation of the interim financial data have been included and are of normal recurring nature. The results of operations for three months period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

Note B - Foreign Currency Translation

      The functional currency of B&D Food, Corp.'s, a Delaware Corporation (the "Company") foreign operations is the Brazilian Real. The financial statements of the Company have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Stockholders' equity accounts are translated at historical rates. Income statement amounts have been translated using the average exchange rate for the year. Accumulated net translation adjustments have been reported separately in other comprehensive income (loss) in the financial statements. Foreign currency translation adjustments resulted in income
      (loss) of $(144,942) and $6,839 for the three months ended March 31, 2006 and 2005, respectively.

Note C - Basis of Presentation

      These financial statements consolidate the operations of the Company and its subsidiary BDFC Brazil Alimentos LTDA, ("BDFC"), a company formed pursuant to the laws of Brazil.

Note D - Going Concern

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

Note E - Material changes during the period

      On February 24, 2006, the Company issued a convertible promissory note in the amount of $100,000 to a third party. The note bears annual interest of 9.5% and matures after two years. At any time after the first six months, the holder has the right to convert the principal and interest due on the note into fully paid and non-assessable shares of the Company's common stock, par value $.001 per share ("Common Stock"). The number of shares of Common Stock to be issued upon conversion shall be equal to the quotient obtained by dividing the entire principal amount of the note plus (if applicable) accrued interest by 0.65.

      On March 8, 2006, the Company issued another convertible promissory note, to another third party, in the amount of $50,000. The terms of the note are substantially identical to those detailed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and notes thereto set forth in Item 1 of this Report. In addition to historical information, this discussion and analysis contains forward-looking statements that relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as "anticipates", "believes", "estimates", "expects", "hopes", "targets", "should", "will", "will likely result", "forecast", "outlook", "projects" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from those expressed or implied in the forward-looking statements.

OVERVIEW

The Company is a holding company which focuses in acquiring, organizing, developing and upgrading companies in the food industry, and more specifically in the coffee industry. The Company's management looks to integrate manufacture and distribution operations in order to achieve maximum return on capital.

The manufacturing arm of the company has already been acquired by integrating BDFC, a Brazilian company reorganized by the group with a coffee manufacturing plant. This company has the ability to manufacture and pack roasted and grinded coffee, instant coffee and several mixtures of coffee and tea like cappuccino and others. Currently, the Company is focusing on selling its coffee products in South America. In addition, the Company is looking to acquire a strong marketing capability in the USA.

Comparison numbers for the first quarter of 2006

The comparison numbers for the first quarter of 2006 are those of BDFC on a stand alone basis and the analysis below refers to those numbers in the comparison made between periods.

FINANCIAL CONDITION AND LIQUIDITY

Total assets in the consolidated balance sheet as of March 31, 2006, totaled $2,351,966 compared with $2,292,283 as of December 31, 2005.

During the first quarter of 2006, the Company issued two convertible promissory notes in an aggregate amount of $150,000 to third parties. The notes bear annual interest of 9.5% and mature after two years. At any time after the first six months, the holders of the notes have the right to convert the principal and interest due on the notes into fully paid and non-assessable shares of Common Stock. The number of shares of Common Stock to be issued upon such conversion equals the quotient obtained by dividing the entire principal amount of the notes plus (if applicable) accrued interest by 0.65. The proceeds from the issuance of the notes were used by the Company to finance its operations.

Consolidated   deficit  in  working  capital  amounted  to  $3,019,446  and  the consolidated quick ratio is 10%.

As of March 31, 2006, the consolidated long term financing sources totaled to $1,433,852, 34% of which is repayable in the coming year. The consolidated long-term financing sources are composed of 1) long term bank loans at the amount of $1,033,852, 47% of which are repayable in the coming year; and 2) convertible promissory notes in the amount of $400,000 issued to third parties.

The short term financing sources as of the same date totaled to $611,171, including demand loans in the amount of $325,247, which are payable in monthly installments of $12,838 until December 2008, and loans from related party in the amount of $236,750.

Stockholders' deficiency as of March 31, 2006, totaled $13,542,875 compared with Stockholders' deficiency of $12,669,377 as of December 31, 2005. The change is derived primarily from the loss in the period in the amount of $741,181.

THREE  MONTHS  ENDED MARCH 31, 2006  COMPARED  WITH THREE MONTHS ENDED MARCH 31,
2005

Net Income (Loss)

The Company's net loss in the first quarter of 2006 amounted to $741,181, compared to net loss of $31,028 in the first quarter of the previous year.

The net loss in the first quarter of 2006 is due primarily to the Company's general and administrative expenses in the amount of $338,375, the Company's finance expenses in the amount of $207,705 recorded in consideration for the convertible notes, and the net loss of BDFC in the amount of $195,101.

Revenues

The consolidated total revenues in the first quarter of 2006 amounted to $182,859, compared to revenue of $240,562 in the first quarter of the pervious year.

The revenues from coffee production in 2006 reflect the beginning of sales of coffee products by BDFC. The rental revenue in the first quarter of 2005 reflects the revenues from the lease agreement BDFC had with Comercio E Industrias Brasileiras Coinbra S.A., which was terminated in April 2005.

Cost of Revenues

The consolidated cost of revenues in the first quarter of 2006 amounted to $253,824 compared to cost of revenues of $29,380 in the first quarter of the previous year.

Cost of revenues in the first quarter of 2006 are due mainly to materials and cost of merchandise sold of $141,547 and depreciation costs of $35,982. The cost of revenue in the first quarter of the previous year reflects only the depreciation costs.

The increase in cost of revenues is due primarily to the initiation of the coffee producing operation in the Brazilian plant.

General and Administrative Expenses

The consolidated general and administrative expenses in the first quarter of 2006 amounted to $467,875 compared to general and administrative expenses of $60,141 in the first quarter of the previous year.

General and administrative expenses in 2006 are due mainly to professional services of $170,691 and travel expenses of $76,636. General and administrative expenses in the first quarter of the previous year are due mainly to professional services of $42,892.

The increase in general and administrative expenses is due primarily to the initiation of the coffee producing operations in the Brazilian plant, and to the professional services and traveling expenses of the management of the Company associated to the initiation of the Company's operation.

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

BDFC is liable for various claims arising in the ordinary course of business. Appropriate provision has been made for those claims. The Company's management believes, based on the advice of legal counsel, that the provisions recorded in the accounts are adequate to cover the anticipated losses, if any, arising from those claims.

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2006, the Company was not a party to any litigation of any kind.

BDFC is involved in several proceedings, which arose out of the ordinary course of business. There have been approximately 100 employees who have been terminated by BDFC between 2001 and 2004. About 65% of those employees have filed severance claims with the Brazilian labor court. Most of these claims range in value from approximately U.S. $500 per claim to $10,000 per claim. Based on the judicial agreement and judgments rendered, BDFC has to pay an aggregate amount of $102,000, of which it has already paid approximately $50,000. BDFC intends to dispute or is in the process of negotiating settlement for the remaining claims for severance pay. In addition, a former plant manager and director of BDFC made various claims against BDFC. BDFC disputed the verdict given by a higher labor court in Brazil and appealed to the Brazilian supreme labor court. Nevertheless, BDFC recorded a provision for the said claim in the full amount of the verdict by the higher labor court totaling approximately $270,000.

As of March 31, 2006, BDFC owed an aggregate of $1,637,028 to the Secretaria da Fazenda Nacional (the Brazilian tax authority) for overdue taxes, $1,070,376 of which are liable under the Refis II program, which, in Brazil, affords a company an opportunity to pay taxes in installments over a 180 month (15 year) period. BDFC intends to maintain such monthly payments. BDFC also owes to Instituto Nacional de Seguro Social an aggregate of $575,144.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In January 2006, the Company issued 125,000 shares of Common Stock to two consultants as required pursuant to the Contract for Edgar Services between the Company and Vintage Filings, LLC dated as of April 1, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There have not been any defaults on any senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

1. The Company filed a Current Report on Form 8-K, dated January 18, 2006, announcing the appointment of Yaron Arbell and Jacques Ollech as directors of the Company on January 12, 2006. The report also announced that Mr. Arbell had been appointed the Chief Executive Officer of the Company (replacing Daniel Ollech), Mr. Jacques Ollech had been named an Executive Vice President of the Company and Yossi Haras had been appointed the Chief Financial Officer of the Company (replacing Daniel Ollech).

2. The Company filed a Current Report on Form 8-K, dated March 9, 2006, announcing the resignation of Valquiria Cunha as a director of the Company on March 5, 2006.

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

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 15th day of May, 2006.

                                           B & D FOOD, CORP.


                                           By: /s/ Yaron Arbell
                                               -------------------------
                                               Yaron Arbell
                                               Chief Executive Officer