Form 10KSB/A
period 2005-12-31
B&D Food Corp.
filed 2006-08-02
CIK 743241

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-KSB/A
                                 AMENDMENT NO. 1

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM _______ TO _______

                        COMMISSION FILE NUMBER 000-21247
                        --------------------------------

                                 B&D FOOD CORP.
             (Exact Name of Registrant as Specified in Its Charter)


          DELAWARE                                              13-2622429
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation Organization)                                Identification No.)

575 Madison Avenue, Suite 1006, New York, New York              10022-2511
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

State registrant's revenues for the most recent fiscal year. Approximately $1,722,508

The aggregate market value of the voting and nonvoting common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was sold, as of June 15, 2006 was approximately $9,804,400 (All officers and directors of the registrant are considered affiliates).

At July 24, 2006 the registrant had 104,250,000 shares of common stock issued and outstanding.

Documents incorporated by reference. None.

Transitional Small Business Format(check one):Yes |_| No |X|

--------------------------------------------------------------------------------

Explanatory Note - This amendment is filed August 2, 2006 to include information required by Part III of this report on Form 10-KSB. The company did not file this Part III information within 120 days of the date this report on Form 10-KSB was originally filed, as required by the Securities and Exchange Commission's rules. Other than to the extent Part III is amended herein, the information previously filed in this report is not changed by this amendment.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     During 2005, the company was reorganized and recapitalized (as discussed in Part I of this report on Form 10-KSB) and changed its business from being engaged in the business of residential real estate (under the name REII Incorporated), to being engaged in the food industry, and more specifically, the coffee industry. As part of these changes, the composition of our board of directors and our executive officers changed. On April 29, 2005, as a result of the reorganization and recapitalization transactions, Mr. Daniel Ollech joined the board of directors and also became the company's President, Chief Executive Officer, Secretary and Treasurer. On the same date, Ms. Karen Ricketts, former Vice President, Secretary and director resigned from her officer positions and from the board of directors and Mr. Garfield H. Ricketts, former director, resigned from the board of directors. Ms. Una M. Ricketts, former President, Chief Executive Officer, Treasurer and director, resigned from her officer positions on April 29, 2005 and from the board of directors on May 31, 2005.

     After the company's reorganization the following persons became directors and officers of the company. On May 31, 2005, Valquiria Cunha was elected a director of the company. On January 12, 2006, Messrs. Arbell, Jacques Ollech and Haras became officers of the company and Mr. Daniel Ollech ceased being the company's chief executive officer and treasurer. Ms. Cunha resigned from the board of directors on March 5, 2006. Our directors and executive officers, their ages, positions held, and duration as such, are listed in the following table. All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

                                                                Date First
                                                                Elected or
Name                      Position Held              Age        Appointed
-------------------------------------------------------------------------------
Daniel Ollech        President and Chairman of the    48       April 29, 2005
                     Board
Yaron Arbell         Chief Executive Officer and      48       January 12, 2006
                     Director
Jacques Ollech       Executive Vice President and     39       January 12, 2006
                     Director
Yossi Haras          Chief Financial Officer and      37       January 12, 2006
                     Secretary


Business Experience

     The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

     Daniel Ollech has been our Chairman of the Board and President since April 29, 2005. From April 29, 2005 until January 12, 2006, Mr. Daniel Ollech was also the company's Chief Executive Officer, Treasurer and Secretary. From 2003 to the present, Mr. Daniel Ollech has served as a director of Livorno Investments S.A. ("Livorno"), an international holding company with holdings in various world trading companies in the areas of coffee, sugar, and oil. Mr. Daniel Ollech has been an owner of FHS Eastco do Brasil Ltd., a company involved in the trade and industrialization of instant coffee since 1997. Since 2001 Mr. Daniel Ollech has also been a Director (which in Brazil equates to an executive officer), of UCS Group, a company which provides financing through factoring and securitizations. Prior to 2001, Mr. Daniel Ollech managed his own investment portfolio. Mr. Daniel Ollech graduated with a degree in marketing from Escola Superior de Marketing, in 1980.

     Yaron Arbell has been a Director and our Chief Executive Officer since January 12, 2006. Mr. Arbell has 14 years of executive management experience. Mr. Arbell joined the Company in 2005. From 2002 to August 2005, Mr. Arbell served as Chief Executive Officer of the following Israeli organizations: (i) Mivtachim-The Workers Social Insurance Pension Fund Ltd., (ii) Insurance and Pension Fund of Construction and Public Works, Workers, Cooperative Association Ltd., (iii) The Insurance & Pension Fund of the Israeli Agricultural and Non Professional Workers Ltd., (iv) The Pension Fund of the Members of "Egged" Ltd. and (v) Hadassah Employee's Pension Fund Ltd. Mivtachim is the largest pension fund in Israel and the others are four other smaller pension funds. From 1991 to 2002, Mr. Arbell served as Chief Deputy of the Administrator General, the Official Receiver and the Public Trustee Office in Israel.

     Jacques Ollech has been a Director and our Executive Vice President since January 12, 2006. Mr. Jacques Ollech has 20 years of experience in the coffee industry as a manufacturer, broker and distributor in Brazil, Russia, China, Europe and Israel. From 1991 to the present, Mr. Jacques Ollech has served as a director of the Livorno.

     Yossi Haras has been our Chief Financial Officer since January 12, 2006. From 1996 to 2005, Mr. Haras worked for Kost Forer Gabbay & Kasierer (or its predecessor accounting partnerships), a member firm of Ernst & Young Global, where he served as Senior Accounting Manager for the last 3 years and as Accounting Manager in the 2 years prior.

Significant Employees

     We do not currently have any other significant employees aside from the named executive officers (as defined under the caption "Executive Compensation" in Item 10 of this report on Form 10-KSB).

Family Relationships

     Daniel Ollech, our chairman and President, and Jacques Ollech, our Executive Vice President and a director, are brothers.

Involvement in Certain Legal Proceedings

     Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

          (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

          (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

          (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees

     The company does not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. The company's board of directors currently performs the functions of audit, nominating and compensation committees.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock, or Reporting Persons, to file reports of ownership and changes in ownership of our common stock. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports received or written representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2005 all Reporting Persons complied with these filing requirements on a timely basis, except: a Form 3 for Livorno Investments S.A which was filed on May 12, 2005 and a Form 3 for Daniel Ollech which was filed on May 10, 2005.

Code of Ethics

     The company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, principal accounting officer, and controller. A copy of the company's code of ethics is attached to this report on Form 10-KSB. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to a covered person, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies by posting such information on our Internet website (http://www.bdfcorp.com).

ITEM 10. EXECUTIVE COMPENSATION.

     Yaron Arbell, our Chief Executive Officer, Daniel Ollech, our President, Jacques Ollech, our executive vice President and Yossi Haras, our Chief Financial Officer, collectively, our named executive officers, received no compensation during 2005. Neither the named executive officers nor any other officers and directors received annual compensation in excess of $100,000 during the years ended December 31, 2005, December 31, 2004 and December 31, 2003, except that, prior to the company's reorganization as B&D Food Corp., Una M. Ricketts, the company's former Chief Executive Officer, President and Treasurer received a bonus of $20,000 and other compensation of $140,000 in 2004.

Pension, Retirement or Similar Benefit Plans

     There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Stock Incentive Plan

     None.

Option/ SAR Grants

     During the year ending December 31, 2005 there were no grants of options or grant of restricted stock to executive officers or employees.

Aggregated Option/ SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/ SAR Values

     No stock options were exercised by the named executive officers during fiscal year ending December 31, 2005.

Long-Term Incentive Plan

     During the year ending December 31, 2005 there were no awards made to the executive officers.

Directors' Compensation

     The directors currently receive no compensation in their capacity as directors.

Employment Contracts and Termination of Employment and Change in Control Arrangements

     None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Stockholders

     The following table sets forth, as of July 24 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                                                     Amount and Nature
                                                                       of Beneficial          Percentage of
Name and Address of Beneficial Owner(1)                                  Ownership              Class(2)
------------------------------------------------------------------   ------------------       -------------
5% Shareholders
Livorno Investments S.A. (3)
   Rua Cotoxo  611-cj63
   Sao Paulo-SP- Brazil 05021-000                                         112,977,738(4)            73.2%

Emerdale Enterprises Ltd
   c/- Trust Services, Chamer strasse 12C, PO Box 4436, ZUG
   Switzerland, 6304                                                        8,000,000                7.7%

Rolf Investments LTD
   c/- Trust Services, Chamer strasse 12C, PO Box 4436, ZUG
   Switzerland, 6304                                                        7,200,000                6.9%

Directors and Executive Officers
Daniel Ollech                                                                       0(5)               0%
Yaron Arbell                                                                        0               0.00%
Jacques Ollech                                                                      0(6)               0%
Yossi Haras                                                                         0               0.00%
All Directors and Executive Officers as a Group (4 Persons)                         0(7)            ___0%

(1) Each of our directors and executive officers may be reached at 575 Madison Avenue, Suite 1006, New York, New York 10022-2511, telephone (212) 937-8456.

(2)   Based on 104,250,000 shares of common stock outstanding as of July
      24.2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3) Daniel Ollech, our President and chairman, and Jacques Ollech, our Executive Vice President and director, each are a director of, and own one-third of, Livorno Investments S.A. The remaining one-third is owned by Maurizio aevi. No one person has voting or investment control over the shares in the company held by Livorno Lnvestments S.A.

(4) Includes 54,977,738 shares held directly by Livorno. Livorno also holds an 8.00% Convertible Promissory Note In the principal amount of $10,000,000 due on July 8, 2008, which can be converted (principal and accumulated interest) at any time into shares of our Common Stock at a conversion rate of $0.20 per share. On July 19, 2006 the Company issued 4,000,000 shares to Livorno due to the accumulated interest on the said note.

(5) Mr. Daniel Ollech holds no shares directly, but owns one-third of Livorno. Livorno beneficially owns 112,977,738 shares (which includes shares issuable upon the conversion of the 8% Convertible promissory Note). See notes 3 and 4 for additional information.

(6) Mr. Jacques Ollech's holds no shares directly, but owns one-third of Livorno. Livorno beneficially owns 112,977,738 shares (which includes shares issuable upon the conversion of the 8% Convertible Promissory
      Note). See notes 3 and 4 for additional information.

(7)   See notes 3, 5 and 6 regarding shares beneficially owned by Livorno.

Equity Compensation Plan Information

     The company has not established any equity compensation plans.

Changes in Control

     We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest, except that Daniel Ollech, our President and chairman, and Jacques Ollech, our Executive Vice President and director, each own one-third of Livorno Investments, Ltd. to whom we issued a convertible note in the principal amount of $10,000,000. The note bears interest at a rate of 8.00% per annum and principal and interest can be converted at any time into our common stock at a conversion rate of $0.20 per share prior to July 8, 2008. In addition, the salary of Messrs. Arbell and Haras is being paid in 2006 through an affiliate of Livorno Investments S.A.

ITEM 13. EXHIBITS

     The following documents are filed as part of this report on Form 10-KSB:

(A) Financial Statements - See Index to Consolidated Financial Statements on page F-1.

(B)   Exhibits

Exhibit
Number                              Description
-------                             -----------

2.1 Share Purchase Agreement by and among B&D Food Corp., BDFC Brasil Alimentos LTDA. and the shareholders of BDFC Brasil Alimentos LTDA. dated as of July 8, 2005 (incorporated by reference from our Form 8-K Current Report, filed July 17, 2005).

3.1      Certificate of Incorporation. (1)

3.2      Bylaws. (1)

4.1      Specimen Common Stock Certificate. (1)

4.2 Convertible Promissory Note issued by B&D Food Corp. in favor of EGFE dated December 20, 2005 (incorporated by reference from our Form 8-K Current Report, filed December 20, 2005).

4.3 Form of 8% Convertible Promissory Note issued by B&D Food Corp. in favor of Livorno Investments Ltd. dated July 8, 2005. (2)

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

10.3 Lease Termination Agreement by and among F.H.S. Eastco Do Brasil LTDA., F.H.S. Holding B.V., Jacques Ollech and Comercio E Industrias Brasileiras Coinbra S.A. dated as of March 31, 2005 and related agreements. (1)

14.1     Code of Ethics. (1)

16.1 Letter from Rotenberg & Co., LLP to Securities and Exchange Commission (incorporated by reference from our Form 8-K Current Report, filed November 16, 2005).

21.1     Subsidiaries of the Registrant. (1)

31.1 Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934. (1)

31.2 Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934. (1)

32.1 Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2 Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)      Filed with the company's annual report on Form 10-KSB filed on March
         31, 2006.
(2)      Attached hereto.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Related Fees

     The following table presents fees for professional audit services rendered by Schwart Levitsky Feldman LLP and HLB Audilink (with respect to certain professional services undertaken in Brazil), for the audit of our company's annual financial statements for the year ended December 31, 2005 and fees billed for other services rendered by Schwart Levitsky Feldman LLP and HLB Audilink during 2005. Schwart Levitsky Feldman LLP acted as our principal auditor and audit field work was performed by HLB Audilink, as a contractor under the direction, supervision and review of Schwart Levitsky Feldman LLP.

     The table also presents the fees related to the audit of the company's financial statements for the year ended December 31, 2004 and fees billed for other services by our prior auditor, Rotenberg & Co., LLP. As previously announced, on June 21, 2005 the company engaged Schwart Levitsky Feldman LLP as its independent accountant and dismissed Rotenberg & Co., LLP.

     In connection with Rotenberg & Co.'s last two audits of the company's annual financial statements and through the date of its dismissal: (a) there were no disagreements between the Company and Rotenberg & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Rotenberg & Co.'s satisfaction, would have caused Rotenberg & Co. to make reference to the subject matter of the disagreements in connection with its opinions on the financial statements; and (b) there were no reportable events (as specified in Item 304(a)(1)(v) of Regulation S-K).

                    U.S. Audit and Related Fees    Brazil Audit and Related Fees
                              ($U.S.)                           ($R)
                     -------------------------     ----------------------------
                       2005              2004         2005               2004
                     --------         --------     ---------           --------
Audit fees           $ 36,300         $ 11,600     $R 25,560           $R 7,800
Audit-related fees   $  8,700         $     --     $R 10,500           $R    --
Tax fees             $     --         $  3,200     $R                  $R    --
Other fees           $     --         $     --     $R                  $R    --
       Total:        $ 45,000         $ 14,800     $R 36,060           $R 7,800

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              B&D FOODS CORP.

                                              By:   /s/  Yaron Arbell

                                                Yaron Arbell, CEO and Director
                                                (Principal Executive Officer)

                                                Date: August 2, 2006

                                  EXHIBIT INDEX

Exhibit
Number                              Description
-------                             -----------
2.1 Share Purchase Agreement by and among B&D Food Corp., BDFC Brasil Alimentos LTDA. and the shareholders of BDFC Brasil Alimentos LTDA. dated as of July 8, 2005 (incorporated by reference from our Form 8-K Current Report, filed July 17, 2005).

3.1      Certificate of Incorporation. (1)

3.2      Bylaws. (1)

4.1      Specimen Common Stock Certificate. (1)

4.2 Convertible Promissory Note issued by B&D Food Corp. in favor of EGFE dated December 20, 2005 (incorporated by reference from our Form 8-K Current Report, filed December 20, 2005).

4.3 Form of 8% Convertible Promissory Note issued by B&D Food Corp. in favor of Livorno Investments Ltd. dated July 8, 2005. (2)

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

10.3 Lease Termination Agreement by and among F.HS. Eastco Do Brasil LTDA., F.H.S. Holding B.V., Jacques Ollech and Comercio E Industrias Brasileiras Coinbra S.A. dated as of March 31, 2005 and related agreements. (1)

14.1     Code of Ethics. (1)

16.1 Letter from Rotenberg & Co., LLP to Securities and Exchange Commission (incorporated by reference from our Form 8-K Current Report, filed November 16, 2005).

21.1     Subsidiaries of the Registrant. (1)

31.1 Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934. (1)

31.2 Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934. (1)

32.1 Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2 Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)      Filed with the company's annual report on Form 10-KSB filed on March
         31, 2006.
(2)      Attached hereto.