Form 10QSB
period 2006-06-30
B&D Food Corp.
filed 2006-08-14
CIK 743241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006 or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to ____________________
Commission File Number: 000-21247

B & D FOOD CORP.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	13-2622429
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

575 Madison Avenue
Ste 1006
New York, New York 10022-2511
(Address of Principal Executive Offices)

(212) 937-8456
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒     No  ☐
As of August 14, 2006, there were 104,250,000 shares of common stock, par value $001 per share issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No   ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

B & D FOOD, CORP.

(A Delaware Corporation)

----------------------------------------------

INTERIM CONSOLIDATED FINANCIAL

REPORTS (UNAUDITED)

AT

JUNE 30, 2006

----------------------------------------------

B & D FOOD, CORP.
(A Delaware Corporation)

TABLE OF CONTENTS

---------------------------------------------------------------------------------------------------------------

Interim Balance Sheets at June 30, 2006 (Unaudited) and December 31, 2005	1

Interim Statements of Changes in Stockholders’ Deficiency for the Six Months Ended June 30, 2006 (Unaudited)	2

Interim Statements of Operations and Comprehensive Income for the Six Months Ended June 30, 2006 and 2005 (Unaudited)	3

Interim Statements of Operations and Comprehensive Income for the Three Months Ended June 30, 2006 and 2005 (Unaudited)	4

Interim Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 (Unaudited)	5

Condensed Notes to the Interim Financial Statements	6-7

B & D FOOD, CORP.
(A Delaware Corporation)

INTERIM CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash	$7,158	$84,217
Accounts Receivable	64,061	37,868
Other receivable	67,896	21,823
Inventories	66,977	51,341
Taxes Recoverable	252,292	226,044
Total Current Assets	458,384	421,293

Long term deposits	500	500

Property, Plant and Equipment - Net of Accumulated Depreciation	1,943,008	1,870,490

Total Assets	$2,401,892	$2,292,283
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Short term loans	$930,326	$678,220
Current maturities of long-term bank loans	593,089	459,528
Accounts Payable	356,654	195,025
Tax institutions	1,535,554	1,050,322
Other payables	538,362	448,664
Total Current Liabilities	3,953,985	2,831,759
Long Term Liabilities
Long term bank loans	457,129	606,519
Taxes payable	1,021,416	915,430
Allowance for severance pay	6,656	6,171
Convertible notes	11,436,338	10,601,781
Total Long Term Liabilities	12,921,539	12,129,901

Total Liabilities	16,875,524	14,961,660

Stockholders’ Deficiency
As of June 30, 2006 and December 31, 2005 - Common shares of $ 0.001 par value; Authorized: 400,000,000 shares; As of June 30, 2006 - Issued and outstanding: 100,125,000; As of December 31, 2005 - Issued and outstanding 100,000,000	100,125	100,000
Additional Paid-In Capital	383,881	371,381
Accumulated Deficit	(14,623,185)	(12,962,775)
Accumulated Other Comprehensive Loss	(334,453)	(177,983)
Total Stockholders’ Deficiency	(14,473,632)	(12,669,377)

Total Liabilities and Stockholders’ Deficit	$2,401,892	$2,292,283
The accompanying condensed notes are an integral part of these interim financial statements

1

B & D FOOD, CORP.
(A Delaware Corporation)

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficiency

Balance December 31, 2004	4,242,908	$2,552,000	$--	$(4,332,072)		$(203,285)	$(1,983,357)
Recapitalization pursuant to business combination with entity under common control	95,757,092	(2,452,000)	336,381	(7,818,218	)(1)	203,285	(9,730,552)
Issuance of warrants to service provider	-	-	35,000	-		-	35,000
Net loss for the period	--	--	--	(486,586)		--	(486,586)
Dividend	--	--	--	(325,899)		--	(325,899)
Other Comprehensive Loss for the Period	--	--	--	--		(177,983)	(177,983)
Balance December 31, 2005	100,000,000	100,000	371,381	(12,962,775)		(177,983)	(12,669,377)
Issuance of shares to service provider	125,000	125	12,500	-		-	12,625
Net loss for the period	-	-	-	(1,660,410)		-	(1,660,410)
Other Comprehensive Loss for the Period	-	-	-	-		(156,470)	(156,470)
Balance June 30, 2006 (Unaudited)	100,125,000	$100,125	$383,881	$(14,623,185)		$(334,453)	$(14,473,632)

(1)	Including $10,000,000 due to the promissory convertible note issued to the shareholders of BDFC.

The accompanying condensed notes are an integral part of these interim financial statements

2

B & D FOOD, CORP.
(A Delaware Corporation)

INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

Six Months Ended June 30,	2006	2005
Revenue
Coffee Production	$255,096	$--
Rental Income	--	1,115,395
Total Revenue	255,096	1,115,395
Operating Expenses
Cost of revenues	341,747	239,347
General and administrative expenses	835,864	243,501
Total Operating Expenses	1,177,611	482,848

Income (Loss) From operations	(922,515)	632,547
Financial Expenses, net	(685,390)	(283,016)
Other Expenses	(52,505)	-

Net Income (Loss) for the period	(1,660,410)	349,531

Other Comprehensive Loss
Foreign Currency Translation	(156,470)	-
Comprehensive Income (Loss) for the Period	$(1,816,880)	$349,531

Net Income (Loss) Per Share - Basic and Diluted	$(0.02)	$0.08

Weighted Average Shares Outstanding - Basic and Diluted	100,104,167	4,242,908

The accompanying condensed notes are an integral part of these interim financial statements

3

B & D FOOD, CORP.
(A Delaware Corporation)

INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

Three Months Ended June 30,	2006	2005
Revenue
Coffee Production	$72,237	$--
Rental Income	--	874,833
Total Revenue	72,237	874,833
Operating Expenses
Cost of revenues	87,923	209,967
General and administrative expenses	367,989	183,360
Total Operating Expenses	455,912	393,327

Income (Loss) From operations	(383,675)	481,506
Financial Expenses, net	(483,049)	(100,947)
Other Expenses	(52,505)	-

Net Income (Loss) for the period	(919,229)	380,559

Other Comprehensive Loss
Foreign Currency Translation	(11,528)	-
Comprehensive Income (Loss) for the Period	$(930,757)	$380,559

Net Income (Loss) Per Share - Basic and Diluted	$(0.01)	$0.09

Weighted Average Shares Outstanding - Basic and Diluted	100,125,000	4,242,908

The accompanying condensed notes are an integral part of these interim financial statements

4

B & D FOOD, CORP.
(A Delaware Corporation)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30,	2006	2005
Cash Flows from Operating Activities
Net Income (Loss) For the Period	$(1,660,410)	$349,531
Adjustments To Reconcile Net Income For The Period To Net Cash Flows From Operating Activities
Depreciation	73,251	66,554
Deferred Income Taxes	33,703	91,582
Provision for Contingencies	9,862	59,317
Interest due to convertible notes and bank loans	788,150	--
Changes in Operating Assets and Liabilities
Accounts Receivable	(22,967)	--
Inventories	(11,477)	(119,249)
Other receivable	(44,217)	(63,490)
Taxes Recoverable	(8,398)	(25,314)
Accounts Payable	152,570	(9,752)
Other Payable	469,239	138,562
Net Cash Flows from Operating Activities	(220,694)	487,741

Cash Flows from Investing Activities
Acquisition of Property, Plant and Equipment	--	(158,317)
Net Cash Flows from Investing Activities	--	(158,317)

Cash Flows from Financing Activities
Repayment of Debt	(214,173)	(198,895)
Loan from Related Party	206,818	--
Proceeds from issuance of convertible note	150,000	--
Net Cash Flows from Financing Activities	142,645	(198,895)

Increase (decrease) in cash and cash equivalents	(78,049)	130,529
Effect of Exchange Rate Changes of Cash	990	8,827
Net Change in Cash	(77,059)	139,356
Cash - Beginning of Period	84,217	8,671
Cash - End of Period	$7,158	$148,027

The accompanying condensed notes are an integral part of these interim financial statements

5

B & D FOOD, CORP.
(A Delaware Corporation)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

In the opinion of the management, all adjustments considered necessary for a fair presentation of the interim financial data have been included and are of normal recurring nature. The results of operations for the three and six months periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Note B - Foreign Currency Translation

The functional currency of the Company’s foreign operations is the Brazilian Real. The financial statements of the Company have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Stockholders’ equity accounts are translated at historical rates. Income statement amounts have been translated using the average exchange rate for the year. Accumulated net translation adjustments have been reported separately in other comprehensive income (loss) in the financial statements. Foreign currency translation adjustments resulted in loss of $156,470 and $11,528 for the six months and three months ended June 30, 2006, respectively.

Note C - Basis of Presentation

These financial statements consolidate the operations of the B&D Food, Corp. (the “Company”) a Delaware Corporation, and its subsidiary BDFC Brazil Alimentos LTDA, (“BDFC”), a company formed pursuant to the laws of Brazil.

Note D - Going Concern

The Company has a substantial working capital deficiency and stockholders’ deficit at the end of the period. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain additional financing and to resume operations in the foreseeable future. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note E - Material changes during the period

On February 24, 2006, the Company issued a convertible promissory note (the “February Note”) in the amount of $100,000 to a third party. The note bears annual interest of 9.5% and matures after two years. At any time after the first six months, the holder has the right to convert the principal and interest due on this February Note into fully paid and non-assessable shares of the Company’s common stock, par value $.001 per share (the “Common Stock”). The number of shares of Common Stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount of this February Note plus (if applicable) accrued interest by 0.65.

On March 8, 2006, the Company issued another convertible promissory note, to another third party, at the amount of $50,000. The note terms are equal to those detailed above.

On June 7, 2006, the Company issued another convertible promissory note (the “June Note”), to another third party, in the amount of $250,000. The note bears annual interest of 8% and matures after two years. At any time after the first six months, the holder has the right to convert the principal and interest due on this June Note into fully paid and non-assessable shares of the Company’s Common Stock. The number of shares of Common Stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount of this June Note plus (if applicable) accrued interest, by ninety percent (90%) of the average closing price per share for the Common Stock as recorded on the OTC Bulletin Board for the ten trading days prior to conversion.

Note F - Material subsequent events

On July 11, 2006, pursuant to a conversion notice received from Livorno Investment S.A (“Livorno”) according to which Livrono elected to convert all of the annual accumulated interest on its convertible note, which amounted to $800,000, into shares of the Company’s Common Stock at a conversion price of $0.20 per share, the Company issued 4,000,000 shares of Common Stock to Livorno.

On July 15, 2006, in connection with its corporate tax planning, the Company signed a management service agreement with an affiliate of Livorno in Israel (“Livorno (Israel)”), a related party, pursuant to which Livorno (Israel) will pay the annual salaries of the Company’s President, Vice President, CEO and CFO in consideration for management fees to be paid to Livorno (Israel) for the year 2006 in the amount of $650,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and notes thereto set forth in Item 1 of this Report. In addition to historical information, this discussion and analysis contains forward-looking statements that relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as "anticipates", "believes", "estimates", "expects", "hopes", "targets", "should", “will", "will likely result", "forecast", "outlook", "projects" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from those expressed or implied in the forward-looking statements.

OVERVIEW

B&D Food Corp. (formerly REII Incorporated) ("B&D" or “the Company”) is a holding company which focuses on acquiring, organizing, developing and upgrading companies in the food industry, and more specifically in the coffee industry. The Company’s management looks to integrate manufacturing and distribution operations in order to achieve maximum return on capital.

The manufacturing arm of the Company has already been acquired by integrating BDFC Brazil Alimentos LTDA (“BDFC), a Brazilian company reorganized by the group with a coffee manufacturing plant. This Company has the ability to manufacture and pack roasted and ground coffee, instant coffee and several mixtures of coffee and tea like cappuccino and others. Currently, the Company is focusing on selling its coffee products in South America and Eastern Europe. In addition, the Company is looking to acquire a strong marketing capability in the United States.

Comparison numbers

The comparison numbers for the six months and three months ended June 30, 2005 are those of BDFC on a stand alone basis and this Management’s Analysis refers to those numbers in the comparison made between the periods.

FINANCIAL CONDITION AND LIQUIDITY

Total assets in the consolidated balance sheet as of June 30, 2006, totaled $2,401,892 compared with $2,292,283 as of December 31, 2005.

During the period the Company issued four convertible promissory notes in an aggregate amount of $450,000 to third parties. Three of those notes, in the aggregate amount of $200,000 bear annual interest of 9.5% and mature after two years. At any time after the first six months, the holders of such notes have the right to convert the principal and interest due on these notes into fully paid and non-assessable shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The number of shares of Common Stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount of these notes plus (if applicable) accrued interest by 0.65. The proceeds from the issuance of these convertible notes were used by the Company to finance its operations.

The fourth note in an amount of $250,000 bears annual interest of 8% and matures after two years. At any time after the first six months, the holder has the right to convert the principal and interest due on this note into fully paid and non-assessable shares of the Company’s Common Stock. The number of shares of Common Stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount of this note plus (if applicable) accrued interest, by ninety percent (90%) of the average closing price per share for the Common Stock as recorded on the OTC Bulletin Board for the ten trading days prior to conversion.

Consolidated deficit in working capital amounted to $3,495,601 and the consolidated quick ratio is 10%.

As of June 30, 2006, the consolidated long-term financing sources totaled to $1,715,050, 35% of which is repayable in the coming year. The consolidated long term financing sources are composed of 1) long term bank loans in the amount of $1,050,218, 56% of which are repayable in the coming year; and 2) convertible promissory notes in the aggregate amount of $664,832 issued to third parties.

As of June 30, 2006, our short term debt was approximately $930,326, including demand loans in the amount of $335,359, which are payable in monthly installments of $12,838 until December 2008, and loans from a related party in the amount of $298,614.

Shareholders’ deficiency as of June 30, 2006, totaled $14,473,632 compared with Shareholders’ deficiency of $12,669,377 as of December 31, 2005. The change is derived primarily from the losses during the period in the aggregate amount of $1,660,410.

The Company will need to obtain additional debt or equity sources in the near term in order to have sufficient working capital to execute its business plan. The Company is in the process of seeking for capital resources, as well as in te process of enlarging its sales in order to assure sufficient working capital.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2005

Net Income (Loss)

The Company’s net loss in the second quarter of 2006 amounted to $930,757, compared to net income of $380,559 in the second quarter of the previous year.

The net loss in the second quarter of 2006 is due primarily to the Company’s general and administrative expenses in the amount of $367,989, the Company’s finance expenses in the amount of $200,185 recorded in consideration of the convertible notes, and the net loss of BDFC in the amount of $345,283.

Revenues

The consolidated total revenues in the second quarter of 2006 amounted to $72,237, compared to revenue of $874,833 in the second quarter of the previous year.

The revenues from coffee production in 2006 reflect the very beginning of sales of coffee products by BDFC. The revenue in the second quarter of 2005 reflects the revenues from the lease agreement BDFC had with Comercio E Industrias Brasileiras Coinbra S.A. (“Coinbra”), which was terminated in April 2005. Most of those revenues are non-recurring amounts according to the termination agreement, which provided that although Coinbra terminated the lease and vacated the factory, it had to pay the full rents under the lease until the end of the year 2005.

Cost of Revenues

The consolidated cost of revenues in the second quarter of 2006 amounted to $87,923 compared to cost of revenues of $209,967 in the second quarter of the previous year.

Cost of revenues in the second quarter of 2006 is due mainly to salaries and related expenses costs of $32,762 and depreciation costs of $35,982. The cost of revenue in the second quarter of the previous year was due mainly to maintenance costs of $127,164 and depreciation costs of $37,174.

The decrease in cost of revenues is due primarily to the decrease in maintenance costs.

General and Administrative Expenses

The consolidated general and administrative expenses in the second quarter of 2006 amounted to $367,989 compared to general and administrative expenses of $183,360 in the second quarter of the previous year.

General and administrative expenses in 2006 are due mainly to professional services of $175,622 and salaries and management services expenses of $170,436. General and administrative expenses in the second quarter of the previous year are due mainly to professional services of $98,286 and an increase in allowance for contingencies of $81,192.

The increase in general and administrative expenses is due primarily to the initiation of the coffee producing operations in the Brazilian plant, and to the professional services and traveling expenses of the management of the Company associated with the initiation of the Company’s operations.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2005

Net Income (Loss)

The Company’s net loss in the first half of 2006 amounted to $1,660,410, compared to net income of $349,531 in the first half of the previous year.

The net loss in the first half of 2006 is due primarily to the Company’s general and administrative expenses at the amount of $835,864, the Company’s finance expenses in the amount of $407,890 recorded in consideration of the convertible notes, and the net loss of BDFC in the amount of $540,384.

Revenues

The consolidated total revenues in the first half of 2006 amounted to $255,096, compared to revenue of $1,115,395 in the first half of the pervious year.

The revenues from coffee production in 2006 reflect the beginning of sales of coffee products by BDFC. The revenue in the first half of 2005 reflects the revenues from the lease agreement BDFC had with Coinbra, which was terminated in April 2005. Most of those revenues are non-recurring amounts according to the termination agreement, which provided that although Coinbra terminated the lease and vacated the factory, it had to pay the full rents under the lease until the end of the year 2005.

Cost of Revenues

The consolidated cost of revenues in the first half of 2006 amounted to $341,747 compared to cost of revenues of $239,347 in the first half of the previous year.

Cost of revenues in the first half of 2006 is due mainly to materials and cost of merchandise sold of $117,966, salaries and related expenses of $82,564 and depreciation costs of $71,477. The cost of revenue in the first half of the previous year is due mainly to maintenance costs of $127,164 and depreciation costs of $66,554.

The increase in cost of revenues is due primarily to the initiation of the coffee producing operation in the Brazilian plant.

General and Administrative Expenses

The consolidated general and administrative expenses in the first half of 2006 amounted to $835,864 compared to general and administrative expenses of $243,501 in the first half of the previous year.

General and administrative expenses in 2006 are due mainly to professional services of $346,313 and salaries and management services expenses of $320,433. General and administrative expenses in the first half of the previous year are due mainly to professional services of $133,278 and increase in allowance for contingencies of $81,192.

The increase in general and administrative expenses is due primarily to the initiation of the coffee producing operations in the Brazilian plant, and to the professional services and traveling expenses of the management of the Company associated with the initiation of the Company’s operations.

MARKET RISK AND CONTINGENT LIABILITIES

BDFC primarily operates in Brazil, making it susceptible to changes in the economic, political, and social conditions in Brazil. Brazil has experienced political, economic, and social uncertainty in recent years, including an economic crisis characterized by exchange rate instability and Brazilian Real devaluation, increased inflation, high domestic interest rates, negative economic growth, reduced consumer purchasing power and high unemployment. Under its current leadership, the Brazilian government has been pursuing economic stabilization policies, including the encouragement of foreign trade and investment and an exchange rate policy of free market flotation. In the last year there was an improvement in the Brazilian economic environment. Nevertheless, no assurance can be given that the Brazilian government will continue to pursue these policies, that these policies will be successful if pursued or that these policies will not be significantly altered. In case of a decline in the Brazilian economy, political or social problems or a reversal of Brazil's foreign investment policy it is likely that this change will have an adverse effect on BDFC's results of operations and financial condition. Additionally, inflation in Brazil may lead to higher wages and salaries for employees and increases in the cost of raw materials, which would adversely affect BDFC's profitability.

Risks inherent in foreign operations include nationalization, war, terrorism, and other political risks and risks of increases in foreign taxes or U.S. tax treatment of foreign taxes paid and the imposition of foreign government royalties and fees.

BDFC is liable for various claims arising in the ordinary course of business. Appropriate provision has been made for those claims. The Company’s management believes that the provisions recorded in the accounts are adequate to cover the anticipated losses, if any, arising from those claims.

ITEM 3.  CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As of June 30, 2006, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b)
Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As of June 30, 2006, the Company was not a party to any litigation of any kind.

BDFC is involved in several proceedings, which arose out of the ordinary course of business. There have been approximately 100 employees who have been terminated by BDFC between 2001 and 2004. About 65% of those employees have filed severance claims with the Brazilian labor court. Most of these claims range in value from approximately U.S. $500 per claim to $10,000 per claim. Based on the judicial agreement and judgments rendered, BDFC has to pay an aggregate amount of $102,000, of which it has already paid approximately $50,000. BDFC intends to dispute or is in the process of negotiating settlement for the remaining claims for severance pay. In addition, a former plant manager and director of BDFC made various claims against BDFC. BDFC disputed the verdict given by a higher labor court in Brazil and appealed to the Brazilian supreme labor court. BDFC recorded a provision for the claim in the full amount of the expected verdict by the supreme labor court totaling approximately $197,960.

As of June 30, 2006, BDFC owed an aggregate of $1,701,691 to the Secretaria da Fazenda Nacional (the Brazilian tax authority) for overdue taxes, $1,120,376 of which are liable under the Refis II program, which, in Brazil, affords a company an opportunity to pay taxes in installments over a 180 month (15 year) period. BDFC intends to maintain such monthly payments. BDFC also owes to Instituto Nacional de Seguro Social an aggregate of $564,976.

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

There were no matters submitted to a vote of the Company’s security holders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 14th day of August 2006.

B & D FOOD, CORP.

By:  /s/ Yaron Arbell
Yaron Arbell
Chief Executive Officer