Form 10QSB
period 2006-09-30
B&D Food Corp.
filed 2006-11-14
CIK 743241

`UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 or

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
New York, New York 10022-257
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
YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No ☒

As of November 14, 2006, there were 104,250,000 shares of Common Stock, par value $0.001 per share issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No   ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

B & D FOOD, CORP.

(a Delaware corporation)

----------------------------------------------

INTERIM CONSOLIDATED FINANCIAL

REPORTS (UNAUDITED)

AS AT

SEPTEMBER 30, 2006

----------------------------------------------

B & D FOOD, CORP.

(A Delaware corporation)

TABLE OF CONTENTS

---------------------------------------------------------------------------------------------------------------

Interim Balance Sheet as at September 30, 2006 (Unaudited) and December 31, 2005	1

Interim Statement of Changes in Stockholders’ Deficiency for the Nine Months Ended September 30, 2006 (Unaudited)	2

Interim Statement of Operations and Comprehensive Income for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)	3

Interim Statement of Operations and Comprehensive Income for the Three Months Ended September 30, 2006 and 2005 (Unaudited)	4

Interim Statement of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)	5

Condensed Notes to the Interim Financial Statements	6-7

B & D FOOD, CORP.
(a Delaware corporation)

INTERIM CONSOLIDATED BALANCE SHEET

	(Unaudited) September 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash	$3,081	$84,217
Accounts Receivable	94,264	37,868
Other receivable	233,522	21,823
Inventories	62,514	51,341
Taxes Recoverable	249,546	226,044
Total Current Assets	642,927	421,293

Long term deposits	500	500

Property, Plant and Equipment - Net of Accumulated Depreciation	1,904,198	1,870,490

Total Assets	$2,547,625	$2,292,283
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Short term loans	$1,391,869	$678,220
Current maturities of long-term bank loans	649,358	459,528
Accounts Payable	426,040	195,025
Tax institutions	1,856,921	1,050,322
Other payables	1,733,503	448,664
Total Current Liabilities	6,057,691	2,831,759
Long Term Liabilities
Long term bank loans	360,632	606,519
Taxes payable	-	915,430
Allowance for severance pay	6,648	6,171
Convertible notes	10,858,030	10,601,781
Total Long Term Liabilities	11,225,310	12,129,901

Total Liabilities	17,283,001	14,961,660

Stockholders’ Deficiency
As of September 30, 2006 and December 31, 2005 - Common shares of $ 0.001 par value; Authorized: 400,000,000 shares; As of September 30, 2006 - Issued and outstanding: 104,125,000; As of December 31, 2005 - Issued and outstanding 100,000,000	104,125	100,000
Additional Paid-In Capital	1,179,881	371,381
Accumulated Deficit	(15,686,630)	(12,962,775)
Accumulated Other Comprehensive Loss	(332,752)	(177,983)
Total Stockholders’ Deficiency	(14,735,376)	(12,669,377)

Total Liabilities and Stockholders’ Deficit	$2,547,625	$2,292,283

The accompanying condensed notes are an integral part of these interim financial statements.

B & D FOOD, CORP.

(a Delaware corporation)

INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficiency

Balance December 31, 2004	4,242,908	$2,552,000	$--	$(4,332,072)	$(203,285)	$(1,983,357)
Recapitalization pursuant to business combination with entity under common control	95,757,092	(2,452,000)	336,381	(1(7,818,218))	203,285	(9,730,552)
Issuance of warrants to service provider	-	-	35,000	-	-	35,000
Net loss for the period	--	--	--	(486,586)	--	(486,586)
Dividend	--	--	--	(325,899)	--	(325,899)
Other Comprehensive Loss for the Period	--	--	--	--	(177,983)	(177,983)
Balance December 31, 2005	100,000,000	100,000	371,381	(12,962,775)	(177,983)	(12,669,377)
Issuance of shares to service provider	125,000	125	12,500	-	-	12,625
Issuance of shares to parent company (2)	4,000,000	4,000	796,000	-	-	800,000
Net loss for the period	-	-	-	(2,723,885)	-	(2,723,885)
Other Comprehensive Loss for the Period	-	-	-	-	(154,769)	(154,769)
Balance September 30, 2006 (Unaudited)	104,125,000	$104,125	$1,179,881	$(15,686,630)	$(332,752)	$(14,735,376)

(1)	Including the $10,000,000 convertible promissory note issued to the shareholders of BDFC Brazil Alimentos LTDA (“BDFC”).

(2)
On July 11, 2006, pursuant to a conversion notice received from Livorno Investment S.A (“Livorno”), by which Livrono elected to convert all of the annual accumulated interest on its convertible note (which amounted to $800,000) into shares of the Company’s Common Stock at a conversion price of $0.20 per share, the Company issued 4,000,000 shares of Common Stock to Livorno.

The accompanying condensed notes are an integral part of these interim financial statements.

B & D FOOD, CORP.
(a Delaware corporation)

INTERIM STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

Nine Months Ended September 30,	2006	2005
Revenue
Coffee Production	$264,273	$165,213
Rental Income	--	1,115,395
Total Revenue	264,273	1,280,608
Operating Expenses
Cost of revenues	364,623	373,917
General and administrative expenses	1,274,843	470,084
Total Operating Expenses	1,639,466	844,001

Income (Loss) From Operations	(1,375,193)	436,607
Financial Expenses, net	(1,378,669)	(504,349)
Other Income, net	30,007	-

Loss before provision for taxes	(2,723,855)	(67,742)
Provision for taxes	--	837

Net Loss for the period	(2,723,855)	(68,579)

Other Comprehensive Loss
Foreign Currency Translation	(154,769)	(96,918)
Comprehensive Income (Loss) for the Period	$(2,878,624)	$(165,497)

Net Income (Loss) Per Share - Basic and Diluted	$(0.03)	$--

Weighted Average Shares Outstanding - Basic and Diluted	101,222,222	55,084,120

The accompanying condensed notes are an integral part of these interim financial statements.

B & D FOOD, CORP.
(a Delaware corporation)

INTERIM STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

Three Months Ended September 30,	2006	2005

Revenue from Coffee Production	$9,177	$165,213
Operating Expenses
Cost of revenues	22,876	134,570
General and administrative expenses	438,979	212,610
Total Operating Expenses	461,855	347,180

Loss From Operations	(452,678)	(181,967)
Financial Expenses, net	(693,279)	(221,333)
Other Income	82,512	--

Net Income (Loss) for the period	(1,063,445)	(403,300)

Other Comprehensive Income
Foreign Currency Translation	1,701	(136,752)
Comprehensive Loss for the Period	$(1,061,744)	$(540,052)

Net Loss Per Share - Basic and Diluted	$(0.01)	$--

Weighted Average Shares Outstanding - Basic and Diluted	103,458,333	100,000,000

The accompanying condensed notes are an integral part of these interim financial statements.

B & D FOOD, CORP.

(a Delaware corporation)

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

Nine Months Ended September 30,	2006	2005
Cash Flows from Operating Activities
Net Income (Loss) For the Period	$(2,723,855)	$(68,579)
Adjustments To Reconcile Net Income For The Period To Net Cash Flows From Operating Activities
Depreciation	109,879	105,223
Deferred Income Taxes	332,371	101,965
Provision for Contingencies	9,890	120,699
Interest due to convertible notes and long term bank loans	671,331	--
Gain from sales of Property, Plant and Equipment	(82,512)	--
Changes in Operating Assets and Liabilities
Accounts Receivable	(53,095)	(38,772)
Inventories	(7,150)	(100,349)
Other receivable	(208,978)	(98,956)
Taxes Recoverable	(5,970)	(41,789)
Accounts Payable	222,280	74,092
Other Payable	667,782	353,941
Net Cash Flows from Operating Activities	(1,068,027)	407,475

Cash Flows from Investing Activities
Acquisition of Property, Plant and Equipment	--	(163,855)
Proceeds from sales of Property, Plant and Equipment	82,512	--
Cash from combination with entity under common control	--	332,315
Net Cash Flows from Investing Activities	82,512	168,460

Cash Flows from Financing Activities
Repayment of Debt	(248,310)	(346,172)
Loan from Related Party	701,974	67,551
Proceeds from issuance of convertible note	450,000	--
Dividend	--	(325,899)
Net Cash Flows from Financing Activities	903,664	(604,520)

Decrease in cash and cash equivalents	(81,851)	(28,585)
Effect of Exchange Rate Changes of Cash	715	28,232
Net Change in Cash	(81,136)	(353)
Cash - Beginning of Period	84,217	8,671
Cash - End of Period	$3,081	$8,318

The accompanying condensed notes are an integral part of these interim financial statements.

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

In the opinion of the management, all adjustments considered necessary for a fair presentation of the interim financial data have been included and are of a normal recurring nature. The results of operations for the three and nine months periods ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Note B - Foreign Currency Translation

The functional currency of the Company’s foreign operations is the Brazilian Real. Accordingly, transactions and balances not already measured in U.S. dollars have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rates in effect as at September 30, 2006 (the “Balance Sheet Date”). Stockholders’ equity accounts have been translated at historical rates. Income statement amounts have been translated using the average exchange rate for the year. Accumulated net translation adjustments have been reported separately in other comprehensive income (loss) in the financial statements. Foreign currency translation adjustments resulted in a loss of $154,769 for the nine months ended September 30, 2006 and in a gain of $1,701 for the three months ended September 30, 2006.

Note C - Basis of Presentation

These financial statements consolidate the operations of the Company, and its subsidiary BDFC, a company formed pursuant to the laws of Brazil.

Note D - Going Concern

The Company had a substantial working capital deficiency and stockholders’ deficit as at the Balance Sheet Date. The ability of the Company and its subsidiary to continue as a going concern depends on the Company’s ability to obtain additional financing and to resume operations in the foreseeable future. The outcome of these matters cannot be predicted with any certainty at this time. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note E - Material changes during the period

On February 24, 2006, the Company issued a convertible promissory note (the “February Note”) in the principal amount of $100,000 to a third party. The note bears annual interest of 9.5% and matures after two years. At any time after the first six months, the holder has the right to convert the principal and interest due on the February Note into fully paid and non-assessable shares of the Company’s Common Stock, par value $.001 per share (the “Common Stock”). The number of shares of Common Stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount of the February Note plus accrued interest (if any) by 0.65.

On March 8, 2006 and April 19, 2006 the Company issued another two convertible promissory notes, to another third party, in the aggregate principal amount of $100,000. The note terms are the same as the terms of the February Note detailed above.

On June 7, 2006, the Company issued another convertible promissory note (the “June Note”), to another third party, in the principal amount of $250,000. The note bears annual interest of 8% and matures after two years. At any time after the first six months, the holder has the right to convert the principal and interest due on the June Note into fully paid and non-assessable shares of the Company’s Common Stock. The number of shares of Common Stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount of the June Note plus accrued interest (if any), by ninety percent (90%) of the average closing price per share for the Common Stock as recorded on the OTC Bulletin Board for the ten trading days prior to conversion.

On July 15, 2006, in connection with its corporate tax planning, the Company signed a management service agreement with L.M.S Livorno Management Services Ltd. (“LMS”), a subsidiary company of Livorno, pursuant to which LMS will pay the annual salaries of the Company’s President, Vice President, CEO and CFO in consideration for management fees to be paid to LMS for the year 2006 in the amount of $650,000.

On August 20, 2006, the Board of Directors authorized the issuance of 1,000,000 shares of the Company’s Common Stock to one of the Company’s shareholders in consideration for his personal guarantees to two banks in Brazil in connection with loans received from those banks by BDFC. As of the Balance Sheet Date, the Company had not issued these shares. Based on the closing price of the Company’s Common Srock as recorded on the OTC Bulletin Board at the Balance Sheet Date, the Company recorded an allowance for this liability in an amount of $230,000.

Until June 2006, BDFC’s debt to the Brazilian tax authority was subject to the Refis II Program, which, in Brazil, affords a company an opportunity to pay taxes in installments over a 180 month (15 year) period. Due to a delay in July’s payment BDFC lost its eligibility to participate in the Refis II Program and is now in the process of negotiating a payment plan in respect of the debt with the tax authority, total to $1,260,574.

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

OVERVIEW

The Company (formerly REII Incorporated) is a holding company, which focuses on acquiring, organizing, and developing companies in the food industry, and more specifically in the coffee industry. The Company’s management plans to integrate manufacturing and distribution operations in order to achieve maximum return on capital.

In 2005, the Company obtained a manufacturing arm by acquiring BDFC which owns and operates a coffee manufacturing plant. BDFC has the ability to manufacture and pack roasted and ground coffee, instant coffee and several mixtures of coffee and tea like cappuccino and others. Currently, the Company is focusing on selling its coffee products in South America and Eastern Europe. In addition, the Company is looking to acquire a strong marketing capability in the United States.

Comparison numbers

The comparison numbers for the nine months ended September 30, 2005 include the results of operations of BDFC from January 1, 2005 to April 29, 2005 on a stand-alone basis and the combined results of the Company with BDFC from April 30, 2005 to September 30, 2005. This Management’s Discussion and Analysis of Financial Conditions and Results of Operations refer to these numbers in any comparison made between the periods.

FINANCIAL CONDITION AND LIQUIDITY

Unless otherwise specified, all figures are as at the Balance Sheet Date.

The Company’s total assets, as reflected in the consolidated balance sheet, totaled $2,547,625 compared to $2,292,283 as at December 31, 2005.

During the first nine months of 2006, the Company issued four convertible promissory notes in an aggregate principal amount of $450,000 to third parties. Three of those notes, in the aggregate amount of $200,000, bear annual interest of 9.5% and mature after two years. At any time after the first six months, the holders of such notes have the right to convert the principal and accrued interest (if any) due on these notes into fully paid and non-assessable shares of the Company’s Common Stock. The number of shares of Common Stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount of these notes plus accrued interest (if any) by 0.65. The proceeds from the issuance of these convertible notes were used by the Company to finance its operations.

The fourth note, in the principal amount of $250,000, bears annual interest of 8% and matures after two years. At any time after the first six months, the holder has the right to convert the principal and accrued interest (if any) due on this note into fully paid and non-assessable shares of the Company’s Common Stock. The number of shares of Common Stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount of this note plus accrued interest (if any), by ninety percent (90%) of the average closing price per share for the Common Stock as recorded on the OTC Bulletin Board for the ten trading days prior to conversion.

The Company’s consolidated deficit in working capital amounted to $5,414,764 and the consolidated quick ratio was 10%.

The Company’s consolidated long-term financing indebtedness totaled $1,674,597, 37% of which is repayable in the coming year. The consolidated long term financing indebtedness consists of (i) long term bank loans in the aggregate amount of $985,333, 63% of which are repayable in the coming year; and (ii) convertible promissory notes in the aggregate amount of $689,264 issued to third parties.

The Company’s short-term indebtedness was approximately $2,041,227, including demand loans in the aggregate amount of $547,931, which are payable in monthly installments until December 2008, and loans from a related party in the amount of $794,612.

The shareholders’ deficit totaled $14,735,376 compared to a shareholders’ deficit of $12,669,377 as at December 31, 2005. The increase in shareholders’ deficiency is derived primarily from losses during the nine month period in the aggregate amount of $2,723,885, as offset by an issuance of Common Stock to Livorno at the amount of $800,000.

One of the Company’s shareholders provided a personal guarantee to two banks in Brazil in connection with loans received from those banks by BDFC. As at the Balance Sheet Date, the outstanding balance of such guaranteed loans totaled $497,440. The Company’s Board of Directors authorized the issuance of 1,000,000 shares of the Company’s Common Stock to this shareholder as consideration for those personal guarantees.

The Company will need to obtain additional debt or equity financing in the near term in order to have sufficient working capital to execute its business plan or continue as a going concern. The Company is in the process of seeking such financing; however, there is no assurance that it will be able to obtain such financing on satisfactory terms or at all.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Net Income (Loss)

The Company’s consolidated net loss for the third quarter of 2006 amounted to $1,063,445, compared to a consolidated net loss of $403,300 for the third quarter of the previous year.

The net loss for the third quarter of 2006 resulted from the Company’s general and administrative expenses in the amount of $275,924, the Company’s finance expenses in the amount of $441,501 incurred in connection with the convertible notes, and the net loss of BDFC in the amount of $346,020.

The increase in the net loss for the third quarter of 2006 compared with the corresponding period in the previous year in the amount of $660,145, is mainly due to the increase in the financial expenses of $417,946, incurred mainly in connection with the convertible notes.

Revenue

The consolidated total revenue for the third quarter of 2006 amounted to $9,177, compared to consolidated total revenue of $165,213 for the third quarter of the previous year.

The revenue from coffee production through the third quarter of 2006 was immaterial in light of the Company’s management strategy to make sales through a targeted marketing arm to be acquired in the near future. The Company’s revenue for the third quarter of 2005 resulted from the sale of the inventory left by Comercio E Industrias Brasileiras Coinbra S.A. (“Coinbra”), pursuant to the termination of a lease agreement between BDFC and Coinbra in April 2005.

Cost of Revenues

The consolidated cost of revenues for the third quarter of 2006 amounted to $22,876, compared to consolidated cost of revenues of $134,570 for the third quarter of the previous year.

As with the Company’s revenues in the third quarter of 2006, the cost of revenues was also immaterial resulting mainly from depreciation of equipment. The cost of revenue in the third quarter of the previous year was due mainly to subcontractors’ costs of $41,489 and depreciation costs of $38,420.

The decrease in consolidated cost of revenues is due primarily to the decrease in maintenance costs.

General and Administrative Expenses

The consolidated general and administrative expenses for the third quarter of 2006 amounted to $438,979, compared to consolidated general and administrative expenses of $212,610 for the third quarter of the previous year.

General and administrative expenses in the third quarter of 2006 stemmed mainly from professional services of $161,597 and salaries and management services expenses of $144,105. General and administrative expenses for the third quarter of the previous year stemmed mainly from the commencement of the Company’s operation.

The increase in general and administrative expenses was attributable primarily to the professional services and traveling expenses of the management of the Company in connection with the commencement of the Company’s operations.

Financial Expenses

The consolidated financial expenses for the third quarter of 2006 amounted to $693,279, compared to consolidated financial expenses of $221,333 for the third quarter of the previous year.

Financial expenses through the third quarter of 2006 arose mainly from (i) interest on the Company’s convertible notes of $218,192 (of which $197,260 is due to a convertible note issued to Livorno), (ii) the cost of the personal guarantee given by one of the Company’s shareholders valued at $230,000 (see also note E to the financial statements), and (iii) BDFC’s financial expenses of $251,778 due to liabilities to banks and tax authorities.

Financial expenses in the third quarter of the previous year arose mainly due to the interest of $179,726 incurred in connection with the convertible note issued to Livorno.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2005

Net Income (Loss)

The Company’s consolidated net loss for the first nine months of 2006 amounted to $2,723,855, compared to a consolidated net loss of $68,579 for the first nine months of the previous year.

The net loss in the first nine months of 2006 is due primarily to the Company’s general and administrative expenses in the amount of $934,215, the Company’s finance expenses in the amount of $850,731 incurred in connection with the convertible notes and the net loss of BDFC in the amount of $886,404.

The increase in the net loss in the first nine months of 2006 compared with the corresponding period in the previous year in the amount of $2,655,276 is due mainly to the increase of the consolidated general and administrative expenses in the amount of $804,759 and the increase of the consolidated financial expenses in the amount of 874,320, associated mainly with the commencement of the Company’s operations in the third quarter of they year 2005.

Revenue

The consolidated total revenue for the first nine months of 2006 amounted to $264,273, compared to consolidated total revenue of $1,280,608 for the first nine months of the pervious year.

The revenues from coffee production through the first nine months of 2006 reflect the beginning of sales of coffee products by BDFC consisting mainly of inventory left by Coinbra, pursuant to the termination of its lease agreement with BDFC. The revenue in the first nine months of 2005 consisted of rental income from the lease agreement BDFC had with Coinbra, which was terminated in April 2005, and from revenue from sales of coffee products consisting mainly of inventory left by Coinbra pursuant to the termination of the lease agreement. Most of the rental income, which reflects approximately 87% of the total revenue in the period, was a non-recurring amount, which according to the termination agreement, provided that although Coinbra was to terminate the lease and vacate the factory, it was required to pay the full rent under the lease until the end of the year 2005.

Cost of Revenues

The consolidated cost of revenues for the first nine months of 2006 amounted to $364,623 compared to a consolidated cost of revenues of $373,917 for the first nine months of the previous year.

Cost of revenues for the first nine months of 2006 arose mainly due to cost of materials and cost of merchandise sold of $123,421, salaries and related expenses of $110,774 and depreciation costs of $53,300. The cost of revenue in the first nine months of the previous year arose mainly due to subcontractors’ costs of $168,653 and depreciation costs of $104,974.

General and Administrative Expenses

The consolidated general and administrative expenses for the first nine months of 2006 amounted to $1,274,843, compared to consolidated general and administrative expenses of $470,084 for the first nine months of the previous year.

General and administrative expenses in the first nine months of 2006 arose mainly due to professional services of $507,910 and salaries and management services expenses of $464,538. General and administrative expenses in the first nine months of the previous year arose mainly due to professional services of $177,517.

The increase in general and administrative expenses was due primarily to the professional services and traveling expenses of the management of the Company associated with the commencement of the Company’s own operations.

Financial Expenses

The consolidated financial expenses for the first nine months of 2006 amounted to $1,378,669 compared to consolidated financial expenses of $504,349 for the first nine months of the previous year.

Financial expenses through the first nine months of 2006 arose mainly due to (i) interest on the Company’s convertible notes of $619,082 (of which $589,989 was due to a convertible note issued to Livorno), (ii) the cost of the personal guarantee given by one of the Company’s shareholders valued at $230,000 (see also note E to the financial statements), and (iii) BDFC’s financial expenses of $527,938 due to liabilities to banks and tax authorities.

Financial expenses in the first nine months of the previous year were due mainly to BDFC’s financial expenses of $320,239 due to liabilities to banks and tax authorities, and to interest of $179,726 incurred in connection with the convertible note issued to Livorno.

MARKET RISK AND CONTINGENT LIABILITIES

BDFC primarily operates in Brazil, making it susceptible to changes in the economic, political, and social conditions in Brazil. Brazil has experienced political, economic, and social uncertainty in recent years, including an economic crisis characterized by exchange rate instability and Brazilian Real devaluation, increased inflation, high domestic interest rates, negative economic growth, reduced consumer purchasing power and high unemployment. Under its current leadership, the Brazilian government has been pursuing economic stabilization policies, including the encouragement of foreign trade and investment and an exchange rate policy of free market flotation. In the last year, there was an improvement in the Brazilian economic environment. Nevertheless, no assurance can be given that the Brazilian government will continue to pursue these policies, that these policies will be successful if pursued or that these policies will not be significantly altered. In case of a decline in the Brazilian economy, political or social problems or a reversal of Brazil's foreign investment policy it is likely that any such change will have an adverse effect on BDFC's results of operations and financial condition. Additionally, inflation in Brazil may lead to higher wages and salaries for employees and increases in the cost of raw materials, which would adversely affect BDFC's profitability.

Risks inherent in foreign operations include nationalization, war, terrorism, and other political risks and risks of increases in foreign taxes or changes in U.S. tax treatment of foreign taxes paid and the imposition of foreign government royalties and fees.

BDFC is liable for various claims arising in the ordinary course of business. The Company has made appropriate provision for those claims. The Company’s management believes that the provisions recorded in the accounts are adequate to cover the anticipated losses (if any) arising from those claims.

ITEM 3.  CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As at September 30, 2006, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b)
Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As at September 30, 2006, the Company was not a party to any litigation of any kind.

BDFC is involved in several proceedings, which arose out of the ordinary course of business. BDFC terminated approximately 100 employees between 2001 and 2004. Approximately 65% of those employees have filed severance claims with the Brazilian labor courts. Most of these claims range in value from approximately $500 to $10,000 per claim. Based on the judicial agreement and judgments rendered, BDFC is required to pay an aggregate amount of $102,000, of which it has already paid approximately $50,000. BDFC intends to dispute or is in the process of negotiating a settlement for the remaining claims for severance pay. In addition, a former plant manager and director of BDFC made various claims against BDFC. BDFC disputed the verdict given by a higher labor court in Brazil and appealed to the Brazilian supreme labor court. BDFC recorded a provision for the claim in the full amount of the expected verdict by the supreme labor court totaling approximately $197,960.

As at September 30, 2006, BDFC owed an aggregate of $1,856,921 to the Secretaria da Fazenda Nacional (the Brazilian tax authority) for overdue taxes. Until June 2006, $1,120,376 of this debt was subject to the Refis II Program, which, in Brazil, affords a company an opportunity to pay taxes in installments over a 180 month (15 year) period. Due to a delay in July’s payment BDFC lost its eligibility to participate in the Refis II Program and is now in the process of negotiating a payment plan in respect of the debt with the tax authority. BDFC also owes to Instituto Nacional de Seguro Social an aggregate of $593,824.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In January 2006, the Company issued 125,000 shares of Common Stock to two consultants as required pursuant to the Contract for Edgar Services between the Company and Vintage Filings, LLC dated as of April 1, 2005.

In July 2006, the Company issued 4,000,000 shares of Common Stock to Livorno in consideration to the annual accumulated interest on its convertible note totaled $800,000.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

The Company has not defaulted on any senior securities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

1.	Not applicable

EXHIBITS

Number	Title
10.1	Management agreement with L.M.S Livorno Management Services Ltd.

31.1	Certification by Yaron Arbell, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Yossi Haras, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Yaron Arbell, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Yossi Haras, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 14th day of November 2006.

B & D FOOD, CORP.

By: /s/ Yaron Arbell
________________________
Yaron Arbell
Chief Executive Officer