Form 10KSB
period 2006-12-31
B&D Food Corp.
filed 2007-04-02
CIK 743241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                          TO

COMMISSION FILE NUMBER 000-21247

B&D FOOD CORP.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	13-2622429
(State or Other Jurisdiction of Incorporation Organization)	(I.R.S. Employer Identification No.)

575 Madison Avenue, Suite 1006, New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 937-8456
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

State registrant’s revenues for the most recent fiscal year. approximately $277,528

The aggregate market value of the voting and nonvoting common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was sold, as of March 27, 2007 was approximately $2,348,773 (All officers and directors of the registrant are considered affiliates).

At March 29, 2007 the registrant had 108,400,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-KSB incorporates by reference certain portions of the registrant’s proxy statement for its 2007 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

Transitional Small Business Format (check one): Yes ☐ No ☒
____________________________________________________________________________________________________________________

B&D FOOD CORP.

FORM 10-KSB ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2006

CAUTIONARY STATEMENT

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. You can generally identify forward-looking statements as statements containing the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” or other similar expressions. Our actual results could differ materially from those discussed in these forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report.

As used in this report, the terms “we,” “us,” and “our,” mean B&D Food Corp. and our subsidiary BDFC Brasil Alimentos LTDA (a company formed pursuant to the laws of Brazil), or BDFC, unless otherwise indicated.

PART I

Item 1. BUSINESS

History

Until October 2004, B&D Food Corp. (formerly REII Incorporated) was in the business of residential rental real estate in the state of Florida. In October 2004 we exited this business by selling our remaining revenue producing real estate rental assets.

On April 29, 2005, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Livorno Investments Ltd. (“Livorno”). Pursuant to this agreement, Livorno bought 3,609,850 shares of our common stock, representing approximately 77.5% of the total outstanding number of shares of our common stock. We changed our name from REII Incorporated to B&D Food Corp. on July 5, 2005. On July 5, 2005, our shareholders also approved an increase in the number of authorized shares of common stock, par value $.001 per share (the "Common Stock") of the Company from 20,000,000 shares to 400,000,000 shares and authorized us to issue up to 10,000,000 blank check preferred shares, par value $.001 per share. To date, we have issued no blank check preferred shares.

On July 8, 2005, the Company entered into a Share Purchase Agreement with BDFC. Pursuant to the Agreement, the Company issued 95,344,688 shares of the Company’s common stock to BDFC’s Stockholders in consideration for 99.85% of the outstanding equity stock of BDFC. These issuances were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D or Regulation S thereunder.

As additional consideration, the Company issued an 8% Convertible Promissory Note, in the amount of $10,000,000 to Livorno. The note will be due in full, together with the accrued interest, in July 2008. At Livorno’s option, the note may be converted into our common stock at the conversion rate of $0.20 per share.

The Company’s present business is to acquire, organize, develop and upgrade companies in the food industry and more specifically in the coffee industry. The Company’s management plans to integrate manufacturing and distribution operations in order to achieve a maximum return on capital.

Organizational History of BDFC

As mentioned above, on July 8, 2005, the Company entered into a share purchase agreement with BDFC and its stockholders pursuant to which we acquired 99.85% of the outstanding equity stock of BDFC.

On the date of the Agreement, BDFC’s stockholders became the controlling stockholders of our company.

BDFC was originally incorporated under the name Eastco Corporation do Brasil Ltda (Eastco) under the laws of Brazil on June 2, 1995. In May 2004, the name of Eastco was changed to Eastco de Alimentos Ltda. and registered as such with the Junta Comercial de Sao Paolo (Commercial Council). On June 28, 2005, Eastco changed its name to BDFC Brasil Alimentos Ltda. BDFC has been in the coffee manufacturing business since 1997. BDFC manufactures and purchases coffee grains, toasted and milled coffee, soluble coffee and related products for sale, import and export.

In November 1, 2000, due to adverse financial conditions, BDFC filed for a Judicial Creditor’s Agreement called “Concordata Preventiva”. This agreement consolidated BDFC’s debts and postponed all obligations to suppliers and banks for a period of time. Pursuant to a Judicial Creditor’s Agreement, Livorno gained control over BDFC. The creditor’s agreement under “Concordata Preventiva” provided for payment in two installments, the first installment of 40% to be paid in one year and the remaining 60% to be paid in two years. BDFC made payment in full consisting of one payment of $144,000 and the other of $216,000 on October 30, 2001 and November 25, 2002, respectively. On March 8, 2005, BDFC paid an additional $15,562, as required by the Brazilian courts.

To generate sufficient cash flow, on January 21, 2003, the Company’s management leased its manufacturing facility and equipment to Comercio e Industrias Brasileiras Coinbre S/A (“Coimbra”), an unrelated party. Rents received from the lease were used by BDFC to pay its past’s debts.

On March 31, 2005, pursuant to Coimbra’s parent company’s decision to cease manufacturing operations, the two parties agreed to terminate the lease agreement. According to the terms of the termination agreement, although Coimbra terminated the lease and vacated the factory, it was required to pay the full rents under the lease until the end of the year 2005 in the amount of a lump sum payment of $940,000. No other penalties were charged to Coimbra and BDFC does not owe any future obligations to Coimbra. The said amount was paid in full to us in April 2005.

In conjunction with the lease termination, we purchased from Coimbra all the coffee stock and certain equipment in the factory for an aggregate amount of $313,779. Subsequently, BDFC resumed the coffee manufacturing operations.

Overview of Business

The Company owns an operating coffee manufacturing facility, including all of the machinery and other equipment in this facility located in the state of Sao Paolo, Brazil through its subsidiary BDFC. We can manufacture coffee products such as roasted, ground and soluble coffee under our own brand names, such as “Brazilian Best,” “Samba Cafe,” “Torino” and “Vivenda.” BDFC has the ability to manufacture and pack roasted and ground coffee, instant coffee and several mixtures of coffee and tea, such as cappuccino, and other products. After retooling our plant in order to start production, we commenced manufacturing in early 2007 instant coffee for companies that are selling the coffee in and outside of Brazil. To supplement and expand our coffee manufacturing activities, we are actively seeking to acquire different marketing companies in Brazil that can market our coffee.

BDFC’s facilities have the capacity to produce the following types of coffee:

•	soluble spray dried;

•	agglomerated;

•	roasted and ground;

•	cappuccino;

•	chocolate beverages; and

•	instant teas.

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

Suppliers

We purchase coffee beans from farmers and brokers in Brazilian states such as Espirito Santo, Rondonia, Minas Gerais and Sao Paulo. We intend to focus our purchases of coffee beans primarily from Brazilian growers, but we may also purchase from dealers located within the United States for coffees from around the world for the production of blended products, mainly capitalizing on our prior experience and relationships with such suppliers from when we were an operational coffee producing company between 1997 and 2002.

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

•
Selection - The production of soluble coffee begins with the selection of coffees from the various producing regions of Brazil which, when properly combined, provide the quality required by our standards.

•
Roasting - Selected and cleaned coffee beans are processed in three roasters to fully develop their qualities, assuring the maximum retention of the aroma and the appropriate roasting for each organoleptic characteristic required.

•
Granulation - We use equipment which is specially designed to fragment the roasted beans with a minimum amount of heat, thus retaining aromatic substance and providing a more uniform distribution for granulation.

•
Extraction - Coffee extraction is similar to homemade coffee where the roasted and ground beans are percolated in hot water. In the industrial process, the fragmented beans receive hot water in stainless steel pressure percolators.

•	Concentration - In the concentration process, part of the water is removed from the coffee extract, using three different systems to obtain a product that meets market requirements:

o	Multiple effects evaporator, descendant film;

o	Thermo-centrifuge concentrator; and

•
Spray Drying Tower - The concentrated extract is atomized into droplets in the top of a drying tower and is simultaneously submitted to a current of hot air that evaporates the water. The product collected at the base of the tower is soluble coffee, which can be transformed into agglomerated coffee by an additional step in the process. The soluble coffee obtained in this way is called “dry extract” and combines the characteristic aroma and flavor of liquid extract with the advantages of soluble powder.

•
Agglomeration - We also produce agglomerated soluble coffee with special equipment. The process preserves the natural essence of the product, aromatized by the addition of coffee oil, producing granules of excellent solubility.

•
Packaging - Traditional powder and dry extract, as well as agglomerated and freeze-dried coffee all have various packaging options in cans and glass jars. We intend to produce coffee tins for sale in packets of 100 and 200 grams, glass jars of coffee of 100 and 200 grams, packs of coffee of 250 grams, pouches of coffee of 40 grams and bulk boxes of fifty kilograms. We also have the ability to support other packaging options which may be demanded by our clients (such as different packaging sizes or different packaging materials).

Distribution

In 2006 we sold our coffee through sales representatives and brokers mainly in Brazil. In February 2007, we started selling most of our production to one customer in Brazil who is a large distributor in the Sao Paulo area that conducts extensive export activities.

Intellectual Property

BDFC has registered the following trade names with the Instituto Nacional de Propriedade Industrial (the Brazilian equivalent of the U.S. Patent and Trademark Office):

•	Samba Café;

•	Brasilian Best;

•	Torino; and

•	Vivenda.

Such registration entitles BDFC to legal protection for the usage of these names for a period of twenty years in Brazil.

Competition

The coffee industry is extremely competitive and includes several companies, which have achieved substantially greater market shares than we have and have longer operating histories, larger customer bases and substantially greater financial, development and marketing resources than we do. Our proprietary brand coffees may compete with many other branded coffees which are sold in supermarkets and specialty stores, primarily in Brazil and the United States. Examples of companies we may compete with include, but are not limited to Nestle, Companhia Cacique de Cafe Soluvel, Cafe Soluvel Brasilia and Companhia lguacu de Cafe Soluvel.

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

We believe that we (i) are in compliance in all material respects with all such laws and regulations and (ii) have obtained all material licenses and permits that are required for the operation of our business.

In order for us to operate our facilities, we are required to and will maintain an annual municipality license from the municipality of Cruzeiro. BDFC has an environmental license from Cetesb, a Brazilian government corporation, with respect to pollution control in operating its manufacturing facility. Also, as a company in the food industry, BDFC is required to register with the sanitation department of Brazil which is called Departamento de Saude ANVISA and is analogous to the United States FDA. Finally, as a bona fide exporter and importer, BDFC is required to obtain a registration number from Siscomex, a foreign trade system managed by the Foreign Trade Department of the Industry and Commerce Ministry, and is subject to inspections from other statement organizations such as the Ministry of Labor, the State Secretary of Business and Finance and others.

Employees

As at March 15, 2007, the Company, including BDFC, had 20 employees. We have not experienced any work stoppages and we consider relations with our employee to be good. We anticipate hiring additional employees to operate our facilities as we increase production of our brands of coffee. Regarding the employment of the Company’s officers through L.M.S Livorno Management Services Ltd. see Item 10.

Item 2. PROPERTY

Our principal executive offices are located at 575 Madison Avenue, Suite 1006, New York, New York 10022. We also have executive offices located at Rua Luis Coelho 223, 8th Floor, Conjunto 81, Cerqueira Cesar, Sao Paulo, S.P. - Brazil CEP: 01309-901 which we rent on a monthly basis for $987.

We also own a coffee plant located at Avenida Engenheiro, Penido 1142, Cruzeiro, S.P., Brazil, which consists of 16,620 square meters. BDFC has a mortgage on this property provided by Banco do Brazil until May 13, 2008 with monthly payments due of $31,330.

We believe that our properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

Item 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may harm our business. Except as disclosed below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the National Association of Securities Dealers OTC Bulletin Board under the symbol “BDFC.” The following quotations, which were obtained from siliconinvestor.com, reflect the high and low bids for our common stock for the periods indicated, based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)

Quarter Ended	High	Low

December 31, 2006	$0.085	$0.085

September 30, 2006	N/A	N/A

June 30, 2006	$0.295	$0.295

March 31, 2006	N/A	N/A

December 31, 2005	$0.50	$0.15

September 30, 2005	$0.30	$0.11

June 30, 2005	$0.40	$0.10

March 31, 2005	$0.105	$0.065

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common stock is issued in registered form. OTR Transfer, Inc., 1000 SW Broadway Street, Suite 920, Portland, Oregon 97205 (Telephone: 503.225.0626; Facsimile: 503.273.9168) is the registrar and transfer agent for our common stock.

Holders

On December 31, 2006, the stockholders’ list of our common stock showed 1,317 registered stockholders and 104,250,000 shares outstanding. On March 27, 2007, the last reported sale price of our common stock on the National Association of Securities Dealers OTC Bulletin Board was $0.05 per share.

Dividends

We declared a dividend of $325,899 in the second quarter of 2005 prior to the sale of our company to Livorno. We do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our common stock other than as described below, we intend to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

We currently do not have any equity compensation plans.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements included elsewhere in this Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors.

Overview

The Company’s present business is to acquire, organize, develop and upgrade companies in the food industry and more specifically in the coffee industry. The Company’s management plans to integrate manufacturing and distribution operations in order to achieve maximum return on capital.

The Company owns an operating coffee manufacturing facility, including all of the machinery and other equipment in this facility located in the state of Sao Paolo, Brazil through its subsidiary BDFC. We can manufacture and pack coffee products such as roasted, ground and soluble coffee under our own brand names, such as “Brazilian Best,” “Samba Cafe,” “Torino” and “Vivenda”, After retooling our plant in order to start production, we commenced manufacturing in early 2007 instant coffee for companies that are selling the coffee in and outside of Brazil. To supplement and expand our coffee manufacturing activities, we are active seeking to acquire different marketing companies in Brazil that can market our coffee.

Basis of Presentation

Since the consummation of the acquisition of BDFC was completed on April 29, 2005, the Company has been preparing its accounts in accordance with the rules governing transactions between entities under common control. Accordingly, the Company’s consolidated income statements for the year 2005 include the results of BDFC on a stand-alone basis until April 29, 2005 and the combined results of the Company and BDFC for the periods subsequent to that date.

The following discussion and analysis refers to such numbers in any comparison made between the periods. Unless otherwise specified, all figures are as at December 31, 2006 (the “Balance Sheet Date”).

Financial Condition and Liquidity

Total assets reflected on the consolidated balance sheet as at December 31, 2006 totaled $2,251,586 compared with $2,292,283 as at December 31, 2005. The decrease in the total assets is immaterial.

The consolidated deficit in working capital amounted to $6,556,229 and the consolidated quick ratio was 2%.

As at December 31, 2006, consolidated long term financing sources totaled $1,490,734, 52% of which is repayable in 2007. Consolidated long term financing sources are comprised of 1) long term bank loans in an aggregate amount of $1,035,527, 76% of which is repayable in 2007; and 2) convertible promissory notes (the “Convertible Notes”) in an aggregate amount of $455,207.

The Company’s short term financing sources totaled $1,646,564, including demand loans in the amount of $560,074 which are payable in monthly installments of $13,066 until and including December 2008.

The stockholders’ deficit as at December 31, 2006, totaled $15,615,928 compared with a stockholders’ deficit of $12,669,377 as at December 31, 2005. The increase is primarily due to the consolidated loss sustained by the Company in 2006 of $3,577,524.

Year Ended December 31, 2006 Compared With Year Ended December 31, 2005

Net Income (Loss)

Our net loss in 2006 amounted to $3,577,524, compared with net loss of $486,586 in the previous year.

The net loss in 2006 is due primarily to (i) the Company’s general and administrative expenses of $1,871,834,

(ii) the Company’s finance expenses of $832,441 recorded in connection with the Convertible Notes, and (iii) the net loss of BDFC of $1,160,439.

Revenues

The consolidated total revenues in 2006 amounted to $277,528 compared with revenues of $1,722,508 in the pervious year.

The revenues from coffee production in 2006 are due mainly to the sale of the remaining coffee stock purchased from Coimbra from 2005 which had to be reprocessed. See also “Organizational History of BDFC” in Item I of this Form 10-KSB.

The revenues in 2005 from coffee production reflect the beginning of sales of coffee products by BDFC, which took place mainly in the last quarter of the year. The rental revenue in the previous year predominantly resulted from the non-recurring revenues from the termination of the lease agreement with Coimbra in March 2005 in the amount of $940,000. See also “Organizational History of BDFC” in Item I of this Form 10-KSB.

Cost of Revenues

The consolidated cost of revenues in 2006 amounted to $501,631 compared with cost of revenues of $617,492 in the previous year.

The cost of revenues in 2006 was due mainly to materials and cost of merchandise sold of $147,311, salaries of $133,753 and depreciation of $141,083.

The cost of revenues in 2005 was due mainly to materials and cost of merchandise sold of $139,509, subcontractors’ costs of $180,870 and depreciation of $144,029.

The decrease in cost of revenues is due primarily to the decrease in the sales of coffee, offset by the fix costs of the plant in Brazil.

General and Administrative Expenses

The consolidated general and administrative expenses in 2006 amounted to $1,871,834 compared with general and administrative expenses of $865,124 in the previous year.

The general and administrative expenses in 2006 were due mainly to salaries and management services of $900,820, professional services of $593,736 and travel expenses of $192,648.

General and administrative expenses in 2005 were due mainly to professional services of $523,253 and travel expenses of $106,215.

The increase in general and administrative expenses in 2006 over 2005 is due primarily to the salaries and management services expenses, which the Company began incurring mainly in 2006.

Market Risk and Contingent Liabilities

BDFC primarily operates in Brazil, making it susceptible to changes in the economic, political, and social conditions in Brazil. Brazil has experienced political, economic, and social uncertainty in recent years, including an economic crisis characterized by exchange rate instability and Brazilian Real devaluation, increased inflation, high domestic interest rates, negative economic growth, reduced consumer purchasing power and high unemployment. Under its current leadership, the Brazilian government has been pursuing economic stabilization policies, including the encouragement of foreign trade and investment and an exchange rate policy of free market flotation. Recently, there has been an improvement in the Brazilian economic environment. Nevertheless, no assurance can be given that the Brazilian government will continue to pursue these policies, that these policies will be successful if pursued or that these policies will not be significantly altered. In case of a decline in the Brazilian economy, political or social problems or a reversal of Brazil’s foreign investment policy it is likely that this change will have an adverse effect on BDFC’s results of operations and financial condition. Additionally, inflation in Brazil may lead to higher wages and salaries for employees and increase in the cost of raw materials, which would adversely affect BDFC’s revenues and profitability.

Risks inherent in foreign operations include nationalization, war, terrorism, and other political risks and risks of increases in foreign taxes or U.S. tax treatment of foreign taxes paid and the imposition of foreign government royalties and fees.

BDFC is liable for various claims arising in the ordinary course of business. We have made provision for those claims. We believe, based on the advice of BDFC’s Brazilian legal counsel, that the provisions recorded in the accounts are adequate to cover the anticipated losses, if any, arising from those claims.

Off Balance-Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Item 7. FINANCIAL STATEMENTS

Our audited financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 follow Item 14, beginning at page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as at December 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as at December 31, 2006, our disclosure controls and procedures were (i) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our acting chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (ii) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. OTHER INFORMATION

None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

During 2005, the company was reorganized and recapitalized (as discussed in Part I of this report) and changed its business from residential real estate (under the name REII Incorporated) to the food industry, and more specifically, the coffee and beverage industry. As part of these changes, the composition of our board of directors and our executive officers changed. On April 29, 2005, as a result of certain reorganization and recapitalization transactions, Mr. Daniel Ollech joined the board of directors and also became the company’s President, Chief Executive Officer, Secretary and Treasurer. On the same date, Ms. Karen Ricketts, former Vice President, Secretary and director resigned from her officer positions and from the board of directors and Mr. Garfield H. Ricketts, former director, resigned from the board of directors. Ms. Una M. Ricketts, former President, Chief Executive Officer, Treasurer and director, resigned from her officer positions on April 29, 2005 and from the board of directors on May 31, 2005.

After the company’s reorganization the following persons became directors and officers of the company. On May 31, 2005, Valquiria Cunha was elected a director of the company. On January 12, 2006, Messrs. Yaron Arbell, Jacques Ollech and Yossi Haras became officers of the company and Mr. Daniel Ollech ceased being the company’s chief executive officer and treasurer. Ms. Cunha resigned from the board of directors on March 5, 2006, and on March 31, 2007 Mr. Haras resigned from his position as an officer and was replaced by Mr. Daniel Ollech. Our directors and executive officers, their ages, positions held, and duration as such, are listed in the following table. All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held	Age	Date First Elected or Appointed
Daniel Ollech	President and Chairman of the Board	49	April 29, 2005
Yaron Arbell	Chief Executive Officer and Director	49	January 12, 2006
Jacques Ollech	Executive Vice President and Director	40	January 12, 2006
Yossi Haras (*)	Chief Financial Officer and Secretary	38	January 12, 2006

(*) Resigned form the Company on March 31, 2007 and replaced by Mr. Daniel Ollech.

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Daniel Ollech has been our Chairman of the Board and President since April 29, 2005. From April 29, 2005 until January 12, 2006, Mr. Daniel Ollech was also the company’s Chief Executive Officer, Treasurer and Secretary. From 2003 to the present, Mr. Daniel Ollech has served as a director of Livorno Investments S.A. (“Livorno”), an international holding company with interests in various world trading companies in the areas of coffee, sugar, and oil. Since 2001 Mr. Daniel Ollech has also been a Director (which in Brazil equates to an executive officer), of UCS Group, a company which provides financing through factoring and securitizations. Prior to 2001, Mr. Daniel Ollech managed his own investment portfolio. Mr. Daniel Ollech graduated with a degree in marketing from Escola Superior de Marketing, in 1980.

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

Yossi Haras has been our Chief Financial Officer since January 12, 2006 until March 31, 2007. From 1996 to 2005, Mr. Haras worked for Kost Forer Gabbay & Kasierer (or its predecessor accounting partnerships), a member firm of Ernst & Young Global, where he served as Senior Accounting Manager for the last 3 years and as Accounting Manager in the two years prior.

Significant Employees

We do not currently have any other significant employees aside from the named executive officers (as defined under the caption “Executive Compensation” in Item 10 of this report).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock (“Reporting Persons”), to file reports of ownership and changes in ownership of our common stock. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports received or written representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2006 all Reporting Persons complied with these filing requirements on a timely basis.

Code of Ethics

The company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, principal accounting officer, and controller. A copy of the company’s code of ethics is attached to this report. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to a covered person, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies by posting such information on our Internet website (http://www.bdfcorp.com).

Item 10. EXECUTIVE COMPENSATION

On July 15, 2006, in connection with its corporate tax planning, the Company signed a management service agreement with L.M.S Livrono Management Services Ltd. (“LMS”), pursuant to which LMS will pay the annual salaries of the Company’s President, Vice President, CEO and CFO in consideration for management fees to be paid to LMS for the year 2006 in the amount of $650,000.Yaron Arbell, our Chief Executive Officer, Daniel Ollech, our President, Jacques Ollech, our executive vice President and Yossi Haras, our Chief Financial Officer, collectively, our named executive officers, are employed through LMS. During the year 2006, the Company paid LMS $168,181 in connection to the said agreement. The named executive officers didn’t receive any other annual compensation during the years ended December 31, 2006, December 31, 2005, and December 31, 2004 other then described above. Prior to the company’s reorganization as B&D Food Corp., Una M. Ricketts, the company’s former Chief Executive Officer, President and Treasurer received a bonus of $20,000 and other compensation of $140,000 in 2004.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Stock Incentive Plan

On September 19, 2006 the Board of Directors authorized the adoption of a global share and option plan for the company (the “Global Share and Option Plan”).

Option/ SAR Grants

There were no grants of options or grant of restricted stock to executive officers or employees in 2006.

Aggregated Option/ SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/ SAR Values

No stock options were exercised by the named executive officers in 2006.

Long-Term Incentive Plan

There were no awards made to the executive officers in 2006.

Directors’ Compensation

The directors currently receive no compensation for acting as directors.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On March 27, 2007 the company announced the resignation of Mr. Yossi Haras from his positions as the Company’s chief financial officer and secretary and the nomination of Mr. Daniel Ollech in his place.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth, as of March 27, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature
	of Beneficial	Percentage of
	Ownership	Class(2)
Name and Address of Beneficial Owner(1)
5% Shareholders
Livorno Investments S.A. (3) Rua Cotoxo 611-cj63 Sao Paulo-SP- Brazil 05021-000	107,644,405(4)	69.3%
Emerdale Enterprises Ltd c/- Trust Services, Chamer strasse 12C, PO Box 4436, ZUG Switzerland, 6304	8,000,000	7.4%
Rolf Investments LTD c/- Trust Services, Chamer strasse 12C, PO Box 4436, ZUG Switzerland, 6304	7,200,000	6.6%

Directors and Executive Officers
Daniel Ollech	500,000 (5)	0.5%
Yaron Arbell	2,500,000 (6)	2.3%
Jacques Ollech	500,000 (7)	0.5%
Yossi Haras	650,000 (8)	0.6%
All Directors and Executive Officers as a Group (4 Persons)	4,150,000 (9)	3.8%

(1)	Each of our directors and executive officers may be reached at 575 Madison Avenue, Suite 1006, New York, New York 10022-2511.
(2)
Based on 108,400,000 shares of common stock outstanding as at March 27.2007. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)
Daniel Ollech, our President and chairman, and Jacques Ollech, our Executive Vice President and director, each are a director of, and own one-third of, Livorno Investments Ltd. The remaining one-third is owned by Maurizio Levi. No one person has voting or investment control over the shares in the company held by Livorno Investments Ltd.

(4)
Includes 54,977,738 shares held directly by Livorno. Livorno also holds an 8% Convertible Promissory Note in the principal amount of $10,000,000 due on July 8, 2008, which can be converted (principal and accumulated interest) at any time into shares of our Common Stock at a conversion rate of $0.20 per share. On July 19, 2006 the Company issued 4,000,000 shares to Livorno due to the accumulated interest on the said note.

(5)
Mr. Daniel Ollech holds 500,000 shares directly issued to him on January 18, 2007 in consideration for his personal guarantees to two banks in Brazil in connection with loans received from those banks by BDFC. In addition, Mr. Daniel Ollech owns one-third of Livorno Investments S.A. Livorno beneficially owns 107,644,405 shares (which includes shares issuable upon the conversion of the 8% Convertible Promissory Note). See note 3 for additional information.

(6)	Mr. Yaron Arbell holds 2,500,000 shares issued to him on January 18, 2007 pursuant to the Global Share and Option Plan in consideration for his services for the Company.
(7)
Mr. Jacques Ollech holds 500,000 shares directly issued to him on January 18, 2007 in consideration for his personal guarantees to two banks in Brazil in connection with loans received from those banks by BDFC. In addition, Mr. Jacques Ollech owns one-third of Livorno Investments S.A. Livorno beneficially owns 107,644,405 shares (which includes shares issuable upon the conversion of the 8% Convertible Promissory Note). See note 3 for additional information.

(8)	Mr. Yossi Haras holds 650,000 shares issued to him on January 18, 2007 pursuant to the Global Share and Option Plan in consideration for his services for the Company.
(9)	See also 3, 5 and 7 above regarding shares beneficially owned by Livorno.

Equity Compensation Plan Information

The company has established global equity compensation plans.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as disclosed in Note 19 to the Consolidated Financial Statements included herein, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest, except that Daniel Ollech, our President and chairman, and Jacques Ollech, our Executive Vice President and director, each own one-third of Livorno Investments, Ltd. to whom we issued a convertible note in the principal amount of $10,000,000. The note bears interest at a rate of 8% per annum and principal and interest can be converted at any time prior to July 8, 2008 into our common stock at a conversion rate of $0.20 per share. In addition, the salaries of the executive officers have been paid in 2006 through an affiliate of Livorno Investments S.A.

Item 13. EXHIBITS

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit
Number	Description

10.1
Resignation of Yossi Haras, chief financial officer and the appointment of Daniel Ollech as the Company’s chief financial officer (incorporated by reference from our Form 8-K Current Report, filed March 27, 2007).

10.2	Global shares and option plan.

21.1	Subsidiaries of the Registrant.

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Related Fees

The following table presents fees for professional audit services rendered by Schwart Levitsky Feldman LLP and HLB Audilink (with respect to certain professional services undertaken in Brazil) for the audit of our company’s annual financial statements for the years ended December 31, 2006 and 2005 and other fees billed for other services rendered by Schwart Levitsky Feldman LLP, Barry Smulofsky C.P.A, LLC and HLB Audilink during these years. Schwart Levitsky Feldman LLP acted as our principal auditor and audit field work was performed by HLB Audilink, as a contractor under the direction, supervision and review of Schwart Levitsky Feldman LLP. Barry Smulofsky C.P.A arranged the Company’s tax return for the year 2006.

	U.S. Audit and Related Fees		Brazil Audit and Related Fees
	(U.S. $)					($R)
	2006	2005			2006			2005
Audit fees	$29,000	$36,300	$	R	30,898	$	R	25,560
Audit-related fees	$29,000	$8,700	$	R	4,000	$	R	10,500
Tax fees	$4,500	$—	$	R	—	$	R	—
Other fees	$—	$—	$	R	—	$	R	—
Total:	$62,500	$45,000	$	R	34,898	$	R	36,060

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B&D FOOD CORP.

By:	/s/ Yaron Arbell
Yaron Arbell, CEO and Director
(Principal Executive Officer)
Date: March 29, 2007

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yaron Arbell	Chief Executive Officer and Director	March 29, 2007
Yaron Arbell	(Principal Chief Executive)

/s/ Daniel Ollech	Chief Financial Officer	March 29, 2007
Daniel Ollech	(Principal Accounting Officer) Chairman of the Board and President

/s/ Jacques Ollech	Executive Vice President and Director	March 29, 2007
Jacques Ollech

B&D FOOD CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 and 2005

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
B&D Food Corp.

We have audited the accompanying consolidated balance sheets of B&D Food Corp (incorporated in the state of Delaware) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, shareholders’ deficiency and cash flows for the years then ended (all expressed in United States dollars). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of B&D Food Corp. as of December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1(e) to the consolidated financial statements, the Company has a substantial working capital deficiency and shareholders’ deficit as at December 31, 2006. These conditions raise substantial doubt about its ability to continue as going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Toronto, Ontario, Canada	Chartered Accountants
March 27, 2007	Licensed Public Accountants

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

B&D FOOD CROP.
CONSOLIDATED BALANCE SHEETS

U.S. Dollars

		December 31,
	Note	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$2,968	$84,217
Accounts receivable	4	9,515	37,868
Other receivables and prepaid expenses	5	77,942	247,867
Inventories	6	39,564	51,341
Total current assets		129,989	421,293

LONG-TERM ASSETS
Taxes recoverable		258,975	-
Long term deposits		500	500
		259,475	500

PROPERTY, PLANT AND EQUIPMENT, NET	7	1,862,122	1,870,490

Total assets		$2,251,586	$2,292,283

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Short-term loans from banks and others	8	$1,646,564	$678,220
Current maturities of long-term loans from banks	11	782,153	459,528
Accounts payable	9	321,272	195,025
Other payables and accrued expenses	9	3,936,229	(*)1,426,888
Total current liabilities		6,686,218	2,759,661

LONG-TERM LIABILITIES
Long-term loans from banks	11	253,374	606,519
Taxes payable	13	-	915,430
Allowance for Severance Pay		104,497	(*)78,269
Convertible Notes	14	10,823,425	10,601,781
Total long-term liabilities		11,181,296	12,201,999
Contingencies	12
Total Liabilities		17,867,514	14,961,660
SHAREHOLDERS’ DEFICIENCY:
Common shares of $ 0.001 par value; Authorized: 400,000,000 shares as of December 31, 2006 and 2005; Issued and outstanding: 104,250,000 and 100,000,000 shares as of December 31, 2006 and 2005, respectively;	15	104,250	100,000
Additional paid-in capital		1,199,756	371,381
Accumulated other comprehensive loss		(379,635)	(177,983)
Accumulated deficit		(16,540,299)	(12,962,775)
Total shareholders’ deficiency		(15,615,928)	(12,669,377)

Total liabilities and shareholders’ deficiency		$2,251,586	$2,292,283
			(*) Reclassified

B&D FOOD CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

U.S. Dollars

		Year ended December 31
	Note	2006	2005

Revenues:
Coffee production		$277,528	$607,113
Rental		-	1,115,395
Total revenues		277,528	1,722,508

Cost and expenses:
Cost of revenues	16	501,631	617,492
General and administrative expenses	17	1,871,834	865,124
		2,373,465	1,482,616

Income (loss) from operations		(2,095,937)	239,892

Other Income, net		87,172	-

Financial expenses, net	18	(1,568,159)	(725,641)

Loss before taxes		(3,576,924)	(485,749)

Taxes on income	19	600	837

Net loss		$(3,577,524)	$(486,586)

Other comprehensive loss, net of income tax
Foreign currency translation adjustments		(201,652)	(177,983)

Comprehensive loss for the year		$(3,779,176)	$(664,569)

Loss per share
Basic and diluted		$(0.04)	$(0.01)

Weighted average number of shares used in computing net income (loss) per share (thousands)
- Basic and diluted		101,100,000	68,218,435

B&D FOOD CORP.
STATEMENT OF SHAREHOLDERS’ DEFICIENCY

U.S. Dollars

	Number of Shares	Share Capital	Additional Paid-in Capital	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ deficiency

Balance as of January 1, 2005	4,242,908	$2,552,000	$-	$(203,285)	$(4,332,072)	$(1,983,357)

Recapitalization pursuant to business combination with entity under common control	95,757,092	(2,452,000)	336,381	203,285	(1) (7,818,218)	(9,730,552)

Dividend	-	-	-	-	(325,899)	(325,899)

Issuance of warrants to service provider	-	-	35,000	-	-	35,000

Other comprehensive loss:
Foreign currency translation adjustments	-	-	-	(177,983)	-	(177,983)

Net loss	-	-	-	-	(486,586)	(486,586)

Balance as of December 31, 2005	100,000,000	$100,000	$371,381	$(177,983)	$(12,962,775)	$(12,669,377)

Issuance of shares to service provider	250,000	250	32,375	-	-	32,625

Issuance of shares to parent company	4,000,000	4,000	796,000	-	-	800,000

Other comprehensive loss:
Foreign currency translation Adjustments	-	-	-	(201,652)	-	(201,652)

Net loss	-	-	-	-	(3,577,524)	(3,577,524)

Balance as of December 31, 2006	104,250,000	$104,250	$1,199,756	$(379,635)	$(16,540,299)	$(15,615,928)

(1) Including change of $10,000,000 due to the promissory convertible note issued to the shareholders of BDFC (see notes 1.d and 3).

The accompanying notes are an integral part of the consolidated financial statements

B&D FOOD CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. Dollars

	Year ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,577,524)	$(486,586)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	147,038	144,164
Fair value of warrants to service provider	-	35,000
Change in allowance for bad debts	38,937	-
Change in provision for contingencies	29,245	117,774
Interest due to convertible notes	901,953	379,781
Change in allowance for severance pay	18,545	(*)47,733
Gain from disposition of property, plant and equipment	(139,677)	-
Changes in operating assets and liabilities
Increase in accounts receivable	(7,620)	(36,282)
Decrease (increase) in other receivables and prepaid expenses	112,048	(8,986)
Decrease (increase) in inventories	16,284	(37,331)
Increase in taxes payable, net	350,445	(*)26,219
Increase in accounts payable	116,619	137,611
Increase in other payables and accrued expenses	1,020,946	(*)339,037
Net cash provided by (used in) operating activities	(972,761)	658,134

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(345,503)
Proceeds from disposition of property, plant and equipment	6,900	-
Cash from combination with entity under common control	-	332,315
Long term deposit	-	(500)
Net cash provided by (used in) investing activities	6,900	(13,688)

CASH FLOWS FROM FINANCING ACTIVITIES
Receipt of loans from related party	679,741	77,790
Repayment of long-term loans	(203,371)	(448,764)
Decrease in short-term bank loan, net	(42,543)	(135,540)
Proceeds from issuance of convertible note	450,000	250,000
Dividend paid	-	(325,899)
Net cash provided by (used in) financing activities	883,827	(582,413)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(82,034)	62,033
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	84,217	8,671
TRANSLATION DIFFERENCES	785	13,513
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$2,968	$84,217

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$600	$-
Interest	$72,212	$72,496

Supplemental schedule of non-cash activities:
Accumulated interest converted into common stock	$800,000	$-
Sales of equipment to related party for credit (see note 20)	$165,600	$-
Debt settled by issuance of shares to service provider	$32,625	$-
(*) Reclassified
The accompanying notes are an integral part of the consolidated financial statements

B&D FOOD CORP.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1:-	GENERAL

a.
B&D Food Corp. (“B&D” or “the Company”) is a US corporation that concentrates in acquiring, organizing, developing and upgrading companies in the food industry, and more specifically in the coffee industry.

b.
The Company was incorporated on August 24, 1994 under the laws of the state of Delaware. Until October 2004, the principal business activity of the Company was ownership, management, and sale of residential real estate. This activity was carried on through the wholly owned subsidiary Rickets Enterprises International, Inc. In October 2004, the Company sold all of its remaining revenue producing assets and in December 2004 ceased all its active operations.

c.
On April 29, 2005, Livorno Investments Ltd., bought 3,609,850 shares of the Company, representing approximately 77.5% of the total outstanding number of shares of common stock of the Company. In July 2005, the Company’s name was changed to B&D Food Corp.

d.
On July 11, 2005, the Company entered into a Share Purchase Agreement with BDFC Brazil Alimentos LTDA., a company formed pursuant to the laws of Brazil (“BDFC”), and the shareholders of BDFC (“BDFC’s shareholders”), dated July 8, 2005. Pursuant to the agreement, the Company acquired 99.85% of the outstanding equity stock of BDFC from the BDFC shareholders. As consideration for the acquisition, the Company issued 95,344,688 shares of the Company’s common stock to the BDFC shareholders and an 8% Convertible Promissory note for the amount of $10,000,000.

e.
The Company has a substantial working capital deficiency and stockholders’ deficit at the end of the year. This condition indicates that there could be substantial doubt about the company’s ability to continue as a going concern for a reasonable period of time. The ability of the company to continue as a going concern is dependent on the Company’s ability to generate sufficient capital from operations and from external investors. In the opinion of the management, the resumption of operations, the funds raised during 2006 and the first quarter of 2007, and the contacts with potential new investors in the future will permit the Company to continue as a going concern in the coming year. These consolidated financial statements do not give effect to any adjustments should the company be unable to continue as a going concern in other than the normal course of business.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (such as allowance for bad debts, inventory allowance, fair value of property, plant and equipment, etc.) and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reported period. Actual results could differ from those estimates.

b.	Foreign Currency Translation

The functional currency of BDFC is the Brazilian Real. Transactions and balances of BDFC have been translated into U.S. dollars in accordance with the principles set forth in the Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”.

All balance sheet accounts, except shareholders’ deficiency accounts, have been translated using the exchange rates in effect at the balance sheet date. Shareholders’ deficiency accounts were translated at the historical exchange rates. Revenues and costs have been translated at the average exchange rates prevailing during the year. The resulting aggregate translation adjustments are reported as a component of accumulated other comprehensive loss in shareholders’ deficiency.

B&D FOOD CORP.
NOTES TO THE FINANCIAL STATEMENTS

c.	Business combination

The acquisition of BDFC caused a fundamental change in the reporting entity, whereby the activities of BDFC prior to the transaction constituted a predecessor activity for which an ongoing reporting obligation was imposed. The acquisition was accounted for according to the instructions described in Appendix D11 to D18 of SFAS 141 “Business Combination”. Since this was a transaction between entities under common control, there was no step-up in basis or any adjustment to fair value. As the controlling shareholders of BDFC gained control of the company in April 29, 2005, the comparative numbers for the year 2005 include the results of operations of BDFC from January 1, 2005 to April 29, 2005 on a stand alone basis and the combined results of the Company with BDFC from April 30, 2005 to December 31, 2005. The recapitalization of the Company was recorded as an adjustment in the Statement of Shareholders’ Deficiency pursuant to a business combination of entities under common control.

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

Raw materials - using the “first in, first out” method.

Finished Products - on the basis of direct manufacturing costs plus allocable overhead.

g.	Property, plant and equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets at the following annual rates:

Years

Buildings	25
Computers, Furniture and Machinery	3-16
Motor vehicles	7

B&D FOOD CORP.
NOTES TO THE FINANCIAL STATEMENTS

h.	Impairment and disposal of long-lived assets

The Company’s and its subsidiary’s long-lived assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment is measured by the difference between the carrying amount of the asset and its fair value. Assets to be disposed of are reported at the lower of their carrying amount and fair value less costs to sell.

i.	Revenue recognition

Revenues from coffee and coffee products are recognized upon delivery of goods and transfer of title to the customers and when collection is reasonably assumed.

j.	Income taxes

The Company and its subsidiary account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities, using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiary provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

Deferred tax assets are not recorded in respect of carry forward losses for which their utilization is not likely.

k.	Loss per share

Basic net loss per share is computed based on the weighted average number of ordinary shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year; ordinary share equivalents are excluded from the computation if their effect is anti-dilutive.

In 2006 and 2005, all shares relating to the outstanding warrants have been excluded from the calculation of the diluted net loss per ordinary share because all such warrants were anti-dilutive. The total ordinary share equivalents relating to the outstanding warrants, excluded from the calculations of diluted net loss per share, were 200,000 for the years ended December 31, 2006 and 2005.

l.	Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders deficiency that under generally accepted accounting principles are excluded from the net income (loss). This consists of unrealized gains and losses on foreign currency translation adjustments.

m.	Severance pay

The subsidiaries’ liability for severance pay is calculated pursuant to Brazilian laws and employee agreements based on the most recent salary of the employees.

Severance pay expenses for the years ended December 31, 2006 and 2005 amounted to $104,479 and $78,269, respectively.

B&D FOOD CORP.
NOTES TO THE FINANCIAL STATEMENTS

n.	Fair value of financial instruments

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments”, requires disclosure of an estimate of the fair value of certain financial instruments. The Company’s financial instruments consist of cash and cash equivalents, trade receivables, other receivables, trade payables, other payables and short-term and long-term bank loans. The estimated fair value of these financial instruments approximates their carrying value as of December 31, 2006 and 2005, unless otherwise stated. The estimated fair values have been determined through information obtained from market sources and management estimates.

o.	Concentrations of credit risk

Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents, short-term bank deposits and trade receivables.

Cash and cash equivalents and bank deposits are invested mainly in Brazilian Real with major banks in Brazil. The Company’s management believes that minimal credit risk exists with respect to these investments.

Trade receivables are derived from sales to major customers located primarily in Brazil. The Company’s subsidiary performs ongoing credit evaluations of its customers and obtains letters of credit and bank guarantees for certain receivables. An allowance for doubtful accounts is determined with respect to those amounts that were determined to be doubtful of collection and a general allowance is provided to cover additional potential exposures.

As of the balance sheet date there is no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

p.	Recently issued accounting pronouncements

1)
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

B&D FOOD CORP.
NOTES TO THE FINANCIAL STATEMENTS

2)
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for the year ending December 31, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

3)
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements and disclosures.

4)
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”) which requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its consolidated balance sheet. Under SFAS 158, actuarial gains and losses and prior service costs or credits that have not yet been recognized through earnings as net periodic benefit cost will be recognized in other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006 and shall not be applied retrospectively. We are currently evaluating the impact that the adoption of SFAS 158 will have on our consolidated financial statements.

4)
In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes.”  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.”  FIN No. 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The adoption of FIN No. 48 will not have a material impact on our consolidated financial statements.

B&D FOOD CORP.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3:-	BUSINESS COMBINATIONS

On July 11, 2005, the Company entered into a Share Purchase Agreement (the “Agreement”) with BDFC Brasil Alimentos LTDA., a company formed pursuant to the laws of Brazil (“BDFC”) and the shareholders of BDFC (the “BDFC Shareholders”) dated as July 8, 2005. Pursuant to the Agreement, the Company acquired 99.85% of the outstanding equity stock of BDFC from the BDFC shareholders. As consideration for the acquisition of BDFC, the Company agreed to issue 95,344,688 shares of the Company’s common stock to the BDFC Shareholders. As additional consideration, the company issued an 8% Convertible Promissory Note, at the amount of $10,000,000 to the BDFC shareholders in consideration to the entire preferred stock of BDFC. The note is payable (principal plus accumulated interest) on July 8, 2008 and may be converted at any time, prior to or at the time of repayment by the Company, to the Company’s common stock at the rate of $0.20 per share.

At the date of the agreement, BDFC shareholders were also the controlling shareholder of the Company.

BDFC was originally incorporated under the name Eastco Corporation do Brasil Ltda (“Eastco), under the laws of Brazil on June 2, 1995. In May 2004, the name of Eastco was changed to Eastco de Alimentos Ltda., as registered with the Junta Comercial de Sao Paolo (Commercial Council) and on June 28, 2005 the name was changed to BDFC Brasil Alimentos Ltda. BDFC has been in the coffee manufacturing business since 1997. The Company manufactures and purchases coffee grains, toasted and milled coffee, soluble coffee and related products, for sale, import and export.

On November 1, 2000, due to adverse financial conditions, BDFC filed a Judicial Creditor’s Agreement called “Concordata Preventiva”. This agreement consolidates the Company’s debts and postpones all obligations to suppliers and banks for a period of time. The creditor’s agreement under “Concordata Preventiva” provided for payment in two installments, the first installment of 40% to be paid in one year and the remaining 60% to be paid in two years. BDFC made the full payments of $144,000 and $216,000 on October 30, 2001 and November 25, 2002, respectively. On March 8, 2005, BDFC paid an additional $15,562 as required by the courts.

To generate sufficient cash flows, in January 21, 2003 the management leased its manufacturing facility and equipment to Comercio e Industrias Brasileiras Coimbre S/A (“Coimbra”), an unrelated party. Rents received from the lease were used by BDFC to pay its debts.

Pursuant to Coimbra’s parent company decision to exit manufacturing operation, on March 31, 2005 the parties agreed to terminate the lease agreement. According to the terms of the termination agreement, although Coimbra will terminate the lease and vacate the factory, it will pay the full lease fees until the end of the year 2005 at the amount of $940,000 in one payment. No other penalties will be charged to Coimbra in the future and the Company would not have any future obligation to Coimbra. The said amount was paid in full to the company during April 2005.

In conjunction with the lease termination, the Company agreed to purchase from Coimbra all the coffee stock and certain equipment that was left in the factory for an aggregate amount of $313,779. Subsequently, BDFC has resumed coffee manufacturing operations.

NOTE 4:-	Accounts Receivable

	December 31
	2006	2005

Open accounts	$49,180	$37,868
Allowance for bad debts	(39,665)	-

	$9,515	$37,868

B&D FOOD CORP.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5:-	OTHER RECEIVABLES AND PREPAID EXPENSES

	December 31
	2006	2005

Recoverable taxes	$-	$226,044
Advanced payments	-	8,723
Prepaid expenses	5,283	7,720
Related parties	72,659	5,380

	$77,942	$247,867

NOTE 6:-	INVENTORIES

	December 31
	2006	2005

Dissolvable coffee	$29,220	$37,465
Material for resale	5,405	12,378
Fuel and lubricants	4,939	1,498

	$39,564	$51,341

NOTE 7:-	PROPERTY, PLANT AND EQUIPMENT, NET

	December 31
	2006	2005

Land and Building	$1,955,167	$1,787,643
Computers, furniture and machinery	1,345,628	1,341,839
Motor vehicles	24,687	22,572

	3,325,482	3,152,054
Less - accumulated depreciation	(1,463,360)	(1,281,564)

Property and equipment, net	$1,862,122	$1,870,490

Depreciation expenses amounted to $147,038 and $144,164 for the years ended December 31, 2006 and 2005, respectively.

B&D FOOD CORP.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8:-	SHORT-TERM LOANS FROM BANKS AND OTHERS

	Weighted Average Interest rate December 31, 2006	December 31
	%	2006	2005

Short-term loans from banks denominated in R$	-	$49,567	$49,879
Demand loans from banks (1)	TR(2) + 0.5% per month	560,074	547,150
Convertible note (3)		254,964	-
Short-term loans from related party	-	781,959	81,191

		$1,646,564	$678,220

(1)	Unsecured demand loans due December 2008, payable in monthly installments of $13,066.

(2)	Brazilian monthly interest reference rate (Taxa Referencial de juros- TR), which is derived by averaging the variations in 30-day CD yield rates among the top financial institutions in the Brazil.

(3)
On December 20, 2005, the Company issued a convertible promissory note in the amount of $250,000 to a third party. The note bears annual interest of 8% and matures on December 20, 2007. The note may be converted into shares of the Company’s common stock par value $0.001 six months after issuance at a discount of 10% of the average closing price per share for the common stock as recorded on the OTC Bulletin Board for the ten trading days prior to the conversion. The embedded derivative was separated and was included in accounts payable. The fair value of the embedded derivative as of December 31, 2006 total to $14,000. After separating the embedded derivative, the effective interest of the note is 15%. Interest accumulated in the year 2006 net of amortization of the referred embedded derivative due to this note amounted to $18,964.

For collateral - see Note 12b.

NOTE 9:-	ACCOUNTS PAYABLE

	December 31
	2006	2005

Trade payables	$831,883	$658,427
Less - Judicial deposit (*)	(510,611)	(463,402)

	$321,272	$195,025

(*) The judicial deposit represent payments made mainly in 2001 and 2002 under the Judicial Creditors Agreement (see also note 3).

B&D FOOD CORP.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10:-	OTHER PAYABLES AND ACCRUED EXPENSES

	December 31
	2006	2005

Tax payables (see also note 13)	$1,915,816	$584,295
Employees and related institutions	1,315,874	393,929
Provision for contingencies	354,730	297,097
Related parties	230,881	13,427
Others	118,928	138,140

	$3,936,229	$1,426,888

NOTE 11:-	LONG-TERM LOANS FROM BANKS

a.	Composed of:

	Weighted Average Interest rate December 31, 2006	December 31
	%	2006	2005

Loans from banks denominated in R$ (1)	TR(2) + 0.2% per month	$1,035,527	$1,066,047
Less - current maturities		(782,153)	(459,528)

		$253,374	$606,519

(1)	Including mortgage due March 2008, payable in monthly installments of $31,330, bearing interest at the rate of TR and secured by the property in Cruzioro.

(2)	Brazilian monthly interest reference rate (Taxa Referencial de juros- TR), which is derived by averaging the variations in 30-day CD yield rates among the top financial institutions in the Brazil.

b.	The maturities of long-term loans for years subsequent to the balance sheet date are as follows:

First year (current maturities) (*)	$782,153
Second year	241,045
Third year	12,329

$1,035,527

(*)	Including delayed payments.

c.	Collateral - see note 12.b.

B&D FOOD CORP.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12:-	CONTINGENCIES AND COLLATERALS

a.	Contingencies

There are various claims arising in the ordinary course of business that are outstanding against BDFC at the total amount of $477,146. The company’s management believes, based on the advice of legal counsels, that the provision recorded in the accounts at the total amount of $122,773 is adequate to cover the anticipated losses arising from those claims.

In addition, based on a verdict given by the higher Brazilian court on July 1, 2006 in a claim made originally on August 9, 2001 by Mr. Chaim Schintzler, a former plant manager and director of BDFC, the Company recorded a provision at the amount of $231,957. The Company is still negotiating the total amount and the return conditions with Mr. Schintzler.

b.	Collateral

The banks loans to BDFC, were personally guaranteed by certain shareholders of the Company.

NOTE 13:-	TAXES PAYABLE

Until June 2006, BDFC’s debt to the Brazilian tax authority was subject to the Refis II Program, which, in Brazil, affords a company an opportunity to pay taxes in installments over a 180 month (15 year) period. Due to a delay in July’s payment BDFC lost its eligibility to participate in the Refis II Program and is now in the process of negotiating a payment plan in respect of the debt with the tax authority, totaling $1,295,576. Until there is a final agreement with the tax authorities, the said amount was classified to current liabilities and is included in other payables.

NOTE 14:-	CONVERTIBLE NOTES

a.	COMPOSED OF:

	December 31
	2006	2005

Note to parent company (1)	$10,368,218	$10,379,178
Other notes (2)	455,207	222,603

	$10,823,425	$10,601,781

(1)	For details see note 3.

On July 11, 2006, pursuant to a conversion notice received from Livorno Investment S.A (“Livorno”), by which Livrono elected to convert all of the annual accumulated interest on its convertible note (which amounted to $800,000) into shares of the Company’s Common Stock at a conversion price of $0.20 per share, the Company issued 4,000,000 shares of Common Stock to Livorno. Interest accumulated in the year 2006 due to this note amounted to $789,040.

B&D FOOD CORP.
NOTES TO THE FINANCIAL STATEMENTS

(2)
On February 24, 2006, the Company issued a convertible promissory note (the “February Note”) in the principal amount of $100,000 to a third party. The note bears annual interest of 9.5% and matures after two years. At any time after the first six months, the holder has the right to convert the principal and interest due on the February Note into fully paid and non-assessable shares of the Company’s Common Stock, par value $.001 per share (the “Common Stock”). The number of shares of Common Stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount of the February Note plus accrued interest (if any) by 0.65. Interest accumulated in the year 2006 due to this note amounted to $7,989.

On March 8, 2006 and April 19, 2006 the Company issued another two convertible promissory notes, to another third party, in the aggregate principal amount of $100,000. The note terms are the same as the terms of the February Note detailed above. Interest accumulated in the year 2006 due to this note amounted to $7,091.

On June 7, 2006, the Company issued another convertible promissory note (the “June Note”), to another third party, in the principal amount of $250,000. The note bears annual interest of 8% and matures after two years. At any time after the first six months, the holder has the right to convert the principal and interest due on the June Note into fully paid and non-assessable shares of the Company’s Common Stock. The number of shares of Common Stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount of the June Note plus accrued interest (if any), by ninety percent (90%) of the average closing price per share for the Common Stock as recorded on the OTC Bulletin Board for the ten trading days prior to conversion. The embedded derivative was separated and was included in accounts payable. The fair value of the embedded derivative as of December 31, 2006 total to $19,833. After separating the embedded derivative, the effective interest of the note is 15%. Interest accumulated in the year 2006 net of amortization of the referred embedded derivative due to this note amounted to $11,126.

NOTE 15:-	COMMON SHARES

a.	A common share confers upon its holder voting rights, the right to receive dividends and the right to share in excess assets upon liquidation of the Company.

b.	On July 8, 2005 upon the agreement with BDFC and its shareholders, the Company issued 95,344,688 ordinary shares. See Note 3.

c.
On October 25, 2005 the Company entered into a letter agreement with a service provider pursuant to which in addition to a monthly fee the service provider will be granted five years warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.18 per share. The fair value of the warrants totaled to $35,000, estimated by Black Scholes Model with a risk less rate of 4.41% and volatility of 136%. As of December 31, 2006 the warrants were not exercised.

d.	On July 11, 2006 the Company issued 4,000,000 shares of Common Stock to Livorno. For more details see note 14.

B&D FOOD CORP.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16:-	COST OF REVENUES

	Year ended December 31
	2006	2005

Materials and cost of merchandise sold	$147,311	$139,509
Fuel, lubricants and electric power	55,618	46,786
Subcontractors	-	180,870
Salaries and related expenses	133,753	56,090
Depreciation and amortization	141,083	144,029
Other manufacturing expenses	23,866	50,208

	$501,631	$617,492

NOTE 17:-	GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31
	2006	2005

Office expenses	$26,971	$39,680
Rent and building maintenance	30,723	18,695
Salaries and management services (1)	900,820	-
Professional fees (2)	593,736	523,253
Travel expenses	192,648	106,215
Other	126,936	177,281

	$1,871,834	$865,124

(1)	In the year 2006 including $267,750 for the fair value of shares to officers (see note 21.a)

(2)	In the year 2005 including $35,000 for the fair value of warrants to service provider (see note 15.c)

NOTE 18:-	FINANCIAL EXPENSES, NET

	Year ended December 31
	2006	2005

Income:
Interest on bank deposits	$36,486	$13,397
Foreign currency gains	7,180	7,336

	43,666	20,733
Expenses:
Interest on short-term credit and long-term loans	773,324	363,192
Interest on convertible notes	832,441	379,781
Foreign currency losses	6,060	3,401

	1,611,825	746,374

	$1,568,159	$725,641

B&D FOOD CORP.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19:-	TAXES ON INCOME

a.	Tax laws applicable to the Group:

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

Deferred taxes assets have not been recorded in respect of carry forward tax losses of the Company totaling to approximately $3,220 thousand and carry forward tax losses of the subsidiary company totaling to approximately $1,281 thousand, since recoverability is doubtful.

c.	Effective tax

A reconciliation of the tax expense, assuming all income is taxed at the regular rate applicable to income of companies in the U.S (35%), and the actual tax expense, is as follows:

	December 31
	2006	2005

Loss before taxes on income	$(3,576,924)	$(485,749)

Income taxes (recovery)	(1,251,923)	(170,012)

Losses for tax purposes for which deferred taxes were not provided	1,166,423	406,762
Disallowable deductions	42,650	14,855
Differences between income reported for tax purposes and income for financial reporting purposes, net	43,450	(250,768)

Income taxes expenses	$600	$837

NOTE 20:-	RELATED PARTIES

a.	Transactions with related parties:

On December 26, 2005, BDFC acquired two mechanical pumps to be used for day to day operations. This acquisition was measured and recorded at the same exchange amount. The acquisition was financed by two directors of the Company. Based on an agreement between the said directors, a company in which they have significant equity interest (the “Directors’ Company”) and BDFC, the amount payable by BDFC to the directors was applied against the loan receivable from the Directors’ Company.

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

B&D FOOD CORP.
NOTES TO THE FINANCIAL STATEMENTS

On September 15, 2006 and December 1, 2006 BDFC sold two machines to a related party in the total amount of $165,600 (360,000 Brazilian Real). BDFC asked the related party to repay its debt by paying directly to some of BDFC’s creditors, as BDFC will instruct. As of the balance sheet date, the open balance of the related party due to the said acquisitions total to $72,659.

b.	Balances with related parties:

	December 31
	2005	2004

Other receivables	$72,659	$5,380

Short term loans from banks and others	$781,959	$81,191

Accounts payables	$-	$21,420

Other payables	$230,881	$13,427

NOTE 21:-	SUBSEQUENT EVENTS

a.
On January 4, 2007, the Board of Directors authorized the issuance of 3,150,000 shares of the Company’s Common Stock to two of the Company’s officers in consideration for their services. The shares were issued on January 18, 2007. Based on the closing price of the Company’s Common Stock as recorded on the OTC Bulletin Board at the Balance Sheet Date, the Company recorded an allowance for this liability in an amount of $267,750.

b.
On January 10, 2007, the Company issued a convertible promissory note in the principal amount of $150,000 to a third party (the “January Note”). The note bears annual interest of 10% and matures after two years. At any time after the first six months, the holder has the right to convert the principal and interest due into fully paid and non-assessable shares of the Company’s Common Stock, par value $.001 per share (the “Common Stock”). The number of shares of Common Stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount plus accrued interest (if any) by 0.25. On March 19, 2007, the Company issued another convertible promissory note to the same third party in the principal amount of $100,000. The note bears annual interest of 10% and matures after one year. The convertible terms are the same as of those of the January Note.

c.
On January 31, 2007, the Company issued a convertible promissory note in the principal amount of $100,000 to a third party. The note bears annual interest of 11% and matures after one year. At any time after the first six months, the holder has the right to convert the principal and interest due into fully paid and non-assessable shares of the Company’s Common Stock, par value $.001 per share (the “Common Stock”). The number of shares of Common Stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount plus accrued interest (if any) by 0.35.

d.	On February 21, 2007, the Company issued a promissory note in the principal amount of $100,000 to a third party. The note bears annual interest of 10.5% and matures on January 30, 2008.

e.	On March 13, 2007, the Company issued a promissory note in the principal amount of $120,000 to a third party. The note bears annual interest of 9% and matures after one year.

f.
On August 20, 2006, the Board of Directors authorized the issuance of 1,000,000 shares of the Company’s Common Stock to two of the Company’s shareholders in consideration for their personal guarantees to two banks in Brazil in connection with loans received from those banks by BDFC. The shares were issued on January 18, 2007. Based on the closing price of the Company’s Common Stock as recorded on the OTC Bulletin Board at the Balance Sheet Date, the Company recorded an allowance for this liability in an amount of $85,000.

EXHIBIT INDEX

Exhibit
Number	Description

10.1
Resignation of Yossi Haras, chief financial officer and the appointment of Daniel Ollech as the Company’s chief financial officer (incorporated by reference from our Form 8-K Current Report, filed March 27, 2007).

10.2	Global shares and option plan.
21.1	Subsidiaries of the Registrant.
31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.