Form 10QSB
period 2007-03-31
B&D Food Corp.
filed 2007-06-19
CIK 743241

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

☒ For the quarterly period ended March 31, 2007 or

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from 31 of December 2006 to 31 of March 2007

Commission File Number: 000-21247

B & D FOOD CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-2622429
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

575 Madison Avenue
Ste 1006
New York, New York 10027-257
(Address of Principal Executive Offices)

(212) 937-8456
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

As of June 17, 2007, there were 108,400,000 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

B & D FOOD, CORP.
(A Delaware Corporation)

INTERIM CONSOLIDATED FINANCIAL
REPORTS (UNAUDITED)
AT
MARCH 31, 2007

B & D FOOD, CORP.

(A Delaware Corporation)

TABLE OF CONTENTS

Interim Consolidated Balance Sheets at March 31, 2007(Unaudited) and December 31, 2006	1

Interim Consolidated Statements of Changes in Stockholders’ Deficiency for the Three Months Ended March 31, 2007 (Unaudited) and for the Year Ended December 31, 2006	2

Interim Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	3

Interim Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	4

Condensed Notes to the Consolidated Interim Financial Statements (Unaudited)	5-7

B & D FOOD, CORP.
(A Delaware Corporation)

INTERIM CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash	$49,149	$2,968
Accounts Receivable	22,061	9,515
Other receivable	91,576	77,942
Inventories	45,436	39,564
Total Current Assets	208,222	129,989

Long Term Assets
Taxes Recoverable	253,486	258,975
Long term deposits	500	500
	253,986	259,475

Property, Plant and Equipment - Net of Accumulated Depreciation	1,897,894	1,862,122

Total Assets	$2,360,102	$2,251,586
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Short term bank loans	$1,647,796	$1,646,564
Current maturities of long-term bank loans	782,153	782,153
Accounts Payable	361,200	321,272
Tax institutions	2,014,842	1,915,816
Other payables	1,886,900	2,020,413
Total Current Liabilities	6,692,891	6,686,218
Long Term Liabilities
Long term bank loans	144,693	253,374
Allowance for severance pay	114,025	104,497
Convertible notes	11,618,394	10,823,425
Total Long Term Liabilities	11,877,112	11,181,296

Total Liabilities	18,570,003	17,867,514

Stockholders’ Deficiency
As of March 31, 2007 and December 31, 2006 - Common shares of $ 0.001 par value; Authorized: 400,000,000 shares;
As of March 31, 2007 - Issued and outstanding: 108,400,000;
As of December 31, 2006 - Issued and outstanding 104,250,000	108,400	104,250
Additional Paid-In Capital	1,548,356	1,199,756
Accumulated Deficit	(17,358,644)	(16,540,299)
Accumulated Other Comprehensive Loss	(508,013)	(379,635)
Total Stockholders’ Deficiency	(16,209,901)	(15,615,928)

Total Liabilities and Stockholders’ Deficit	$2,360,102	$2,251,586

The accompanying condensed notes are an integral part of these interim financial statements.

B & D FOOD, CORP.
(A Delaware Corporation)

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficiency

Balance December 31, 2005	100,000,000	100,000	371,381	(12,962,775)	(177,983)	(12,669,377)
Issuance of shares to service provider	250,000	250	32,375	-	-	32,625
Issuance of shares to parent company	4,000,000	4,000	796,000			800,000
Net loss for the period	-	-	-	(3,577,524)	-	(3,577,524)
Other Comprehensive Loss for the Period	-	-	-	-	(201,652)	(201,652)
Balance December 31, 2006	104,250,000	$104,250	$1,199,756	$(16,540,299)	$(379,635)	$(15,615,928)
Issuance of shares to related parties	4,150,000	4,150	348,600	-	-	352,750
Net loss for the period	-	-	-	(818,345)	-	(818,345)
Other Comprehensive Loss for the Period	-	-	-	-	(128,378)	(128,378)

Balance March 31, 2007 (Unaudited)	108,400,000	$108,400	$1,548,356	$(17,358,644)	$(508,013)	$(16,209,901)

The accompanying condensed notes are an integral part of these interim financial statements.

B & D FOOD, CORP.
(A Delaware Corporation)

INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenues from Coffee Production	$55,788	$182,859
Operating Expenses
Cost of revenues	117,344	253,824
General and administrative expenses	367,781	467,875
Total Operating Expenses	485,125	721,699

Loss From operations	(429,337)	(538,840)
Financial Expenses, net	(380,913)	(202,341)
Other Expenses	(8,095)	—

Net Loss for the period	(818,345)	(741,181)

Other Comprehensive Loss
Foreign Currency Translation	(128,378)	(144,942)
Comprehensive Loss for the Period	$(946,723)	$(886,123)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	107,708,333	100,083,333

The accompanying condensed notes are an integral part of these interim financial statements.

B & D FOOD, CORP.
(A Delaware Corporation)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net Loss For the Period	$(818,345)	$(741,181)
Adjustments To Reconcile Net Income For The Period To Net Cash Flows From Operating Activities
Depreciation	36,928	36,401
Deferred Income Taxes	44,361	5,011
Provision for Contingencies	-	43,215
Increase in allowance for bad debts	41,216	-
Interest due to convertible notes	354,225	206,954
Changes in Operating Assets and Liabilities
Accounts Receivable	(53,390)	(6,457)
Inventories	(4,325)	28,952
Other receivable	(10,791)	(18,765)
Taxes Recoverable	15,617	(12,707)
Accounts Payable	35,612	112,626
Other Payable	162,639	170,453
Net Cash Flows from Operating Activities	(190,782)	(175,498)

Net Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Repayment of Debt	(33,544)	(199,683)
Loan from Related Party	(199,602)	147,872
Proceeds from issuance of convertible note	470,000	150,000
Net Cash Flows from Financing Activities	236,854	98,189

Increase (decrease) in cash and cash equivalents	46,072	(77,309)
Effect of Exchange Rate Changes of Cash	109	702
Net Change in Cash	46,181	(76,607)
Cash - Beginning of Period	2,968	84,217
Cash - End of Period	$49,149	$7,610

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

In the opinion of the management, all adjustments considered necessary for fair presentation of the interim financial data have been included and are of normal recurring nature. The results of operations for three months period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

Note B - Foreign Currency Translation

The functional currency of the Company’s foreign operations is the Brazilian Real. Accordingly, transactions and balances not already measured in U.S. dollars have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rates in effect as at March 31, 2007 (the “Balance Sheet Date”). Stockholders’ equity accounts have been translated at historical rates. Income statement amounts have been translated using the average exchange rate for the year. Accumulated net translation adjustments have been reported separately in other comprehensive loss in the financial statements. Foreign currency translation adjustments resulted in loss of $128,378 and $144,942 for the three months ended March 31, 2007 and 2006, respectively.

Note C - Basis of Presentation

These financial statements consolidate the operations of the Company and its subsidiary BDFC Brazil Alimentos LTDA, (“BDFC”), a company formed pursuant to the laws of Brazil.

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

Note E - Material changes during the period

a.
On January 4, 2007, the Board of Directors authorized the issuance of 3,150,000 shares of the Company’s Common Stock to two of the Company’s officers in consideration for their services. The shares were issued on January 18, 2007. Based on the closing price of the Company’s Common Stock as recorded on the OTC Bulletin Board at the Issuance Date the value recorded in for the services was estimated to be $267,750.

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

c.
On August 20, 2006, the Board of Directors authorized the issuance of 1,000,000 shares of the Company’s Common Stock to two of the Company’s shareholders in consideration for their personal guarantees to two banks in Brazil in connection with loans received from those banks by BDFC. The shares were issued on January 18, 2007. Based on the closing price of the Company’s Common Stock as recorded on the OTC Bulletin Board at the Issuance Date, the value of the guarantees was estimated to be $85,000.

d.
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

e.	On February 21, 2007, the Company issued a promissory note in the principal amount of $100,000 to a third party. The note bears annual interest of 10.5% and matures on January 30, 2008.

f.	On March 13, 2007, the Company issued a promissory note in the principal amount of $120,000 to a third party. The note bears annual interest of 9% and matures after one year.

h.
On March 19, 2007, the Company issued a promissory note in the principal amount of $100,000 to a third party. The note bears annual interest of 10 % and matures after two years. At any time after the first six months, the holder has the right to convert the principal and interest due into fully paid and non-assessable shares of the Company’s Common Stock, par value $.001 per share (the “Common Stock”). The number of shares of Common Stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount plus accrued interest (if any) by 0.25.

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

OVERVIEW

The Company (formerly REII Incorporated) is a holding company, which focuses on acquiring, organizing and developing companies in the food industry and more specifically in the coffee industry. The Company’s management plans to integrate manufacturing and distribution operations in order to achieve maximum return on capital.

In 2005, the Company obtained a manufacturing arm by acquiring BDFC, which owns and operates a coffee manufacturing plant. BDFC has the ability to manufacture and pack roasted and ground coffee, instant coffee and several mixtures of coffee and tea such as cappuccino and others. Currently, the Company is focusing on selling its coffee products in South America and Eastern Europe. In addition, the Company is looking to acquire a strong marketing capability in the United States.

FINANCIAL CONDITION AND LIQUIDITY

Unless otherwise specified, all figures are in United States dollars and are as at the Balance Sheet Date.

The Company’s total assets, as reflected in the consolidated balance sheet, totaled $2,360,102 compared to $2,251,586 as at December 31, 2006.

During the first three months of 2007, the Company issued five promissory notes in an aggregate principal amount of $470,000 to third parties.

Two notes in the aggregate amount of $250,000 bear annual interest of 10% and mature after two years. At any time after the first six months, the holders of such notes have the right to convert the principal and accrued interest (if any) due on these notes into fully paid and non-assessable shares of the Company’s Common Stock. The number of shares of Common Stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount of these notes plus accrued interest (if any) by 0.25.

A third note in the amount of $100,000 bears annual interest of 11%, matures after one year and can be converted into the Company’s Common Stock at any time after the first six months. The number of shares of Common Stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount plus accrued interest (if any) by 0.35.

The remaining two notes in the aggregate amount of $220,000 are not convertible. One such note in the amount of $100,000 bears annual interest of 10.5% and matures after 11 months and the second such note in the amount of $120,000 bears annual interest of 9% and matures after one year.

The proceeds from the issuance of these convertible notes were used by the Company to finance its operations.

The Company’s consolidated deficit in working capital amounted to $6,484,689 and the consolidated quick ratio was 2%.

The Company’s consolidated long-term financing indebtedness totaled $ 12,808,201, of which $1,045,114 is repayable in the coming year. The consolidated long term financing indebtedness consists of (i) long term bank loans in the aggregate amount of $ 926,846; and (ii) convertible promissory notes in the aggregate amount of $ 11,881,355 issued to third parties.

The Company’s short-term indebtedness totaled to $1,384,835, of which $614,426 was to related parties.

The shareholders’ deficit totaled $16,209,901 compared to a shareholders’ deficit of $15,615,928 as at December 31, 2006. The increase in shareholders’ deficiency is attributable primarily to losses during the three-month period in the aggregate amount of $818,345.

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

THREE MONTHS ENDED MARCH 31, 2007 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2006

Net Loss

The Company’s consolidated net loss for the first quarter of 2007 amounted to $818,345, compared to a consolidated net loss of $ 741,181 for the first quarter of the previous year.

The net loss for the first quarter of 2007 resulted from the Company’s own general and administrative expenses in the amount of $248,777, the Company’s finance expenses in the amount of $245,147 incurred in connection with the convertible notes, and the net loss of BDFC in the amount of $316,326.

The increase in the net loss for the first quarter of 2007 compared with the corresponding period in the previous year in the amount of $77,164, resulted mainly from an increase in financial expenses of $178,572 incurred mainly in connection with the convertible notes, offset by the decrease in general and administrative expenses of $100,094 mainly due to a decrease in professional fees.

Revenues

The consolidated total revenue for the first quarter of 2007 amounted to $55,788, compared to consolidated total revenue of $182,859 for the first quarter of the previous year.

Although the Company’s revenue from the sale of its own coffee production through the first quarter of 2007 was immaterial, this is consistent with the Company’s management strategy to make sales through a targeted marketing arm to be acquired in the near future.

Cost of Revenues

The consolidated cost of revenues for the first quarter of 2007 amounted to $117,344, compared to consolidated cost of revenues of $253,824 for the first quarter of the previous year.

The consolidated cost of revenues in the first quarter of 2007 is due mainly to materials and cost of merchandise sold of $58,885 and salaries of $36,313. The consolidated cost of revenues in the first quarter of the previous year was due mainly to materials and cost of merchandise sold of $141,547 and depreciation costs of $35,982.

The decrease in cost of revenues is in conjunction with the decrease in the Company’s consolidated revenues.

General and Administrative Expenses

The consolidated general and administrative expenses for the first quarter of 2007 amounted to $367,781, compared to consolidated general and administrative expenses of $467,875 for the first quarter of the previous year.

General and administrative expenses in the first quarter of 2007 stemmed mainly from professional services of $72,715 and salaries and management services of $169,856. General and administrative expenses for the first quarter of the previous year stemmed mainly from the same expanses.

The decrease in general and administrative expenses was attributable primarily to the decrease in professional services.

Financial Expenses

The consolidated financial expenses for the first quarter of 2007 amounted to $380,913, compared to consolidated financial expenses of $202,341 for the first quarter of the previous year.

Financial expenses through the first quarter of 2007 arose from (i) interest on the Company’s convertible notes of $245,147 and (ii) BDFC’s financial expenses of $135,766 due to liabilities to banks and tax authorities.

Financial expenses in the first quarter of the previous year arose mainly due to the interest on the Company’s convertible notes of $207,705.

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

Risks inherent in foreign operations include nationalization, war, terrorism and other political risks and risks of increases in foreign taxes or U.S. tax treatment of foreign taxes paid and the imposition of foreign government royalties and fees.

BDFC is liable for various claims arising in the ordinary course of business. The Company has made appropriate provisions for those claims. The Company’s management believes that the provisions recorded in the accounts are adequate to cover the anticipated losses (if any) arising from those claims.

ITEM 3.  CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As at March 31, 2007, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b)
Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In this quarter, the Company was not a party to any litigation of any kind.

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

As at March 31, 2007, BDFC owed an aggregate of $ 2,014,842 to the Secretaria da Fazenda Nacional (the Brazilian tax authority) for overdue taxes and to the Instituto Nacional de Seguro Social de Brasil. Until June 2006, $1,120,376 of this debt was subject to the Refis II Program, which, in Brazil, affords a company an opportunity to pay taxes in installments over a 180 month (15 year) period. Due to a delay in July’s payment BDFC lost its eligibility to participate in the Refis II Program and is now in the process of negotiating a payment plan in respect of the debt with the tax authority.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

The Company has not defaulted on any senior securities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

Not applicable.

EXHIBITS

Number	Title

31.1	Certification by Yaron Arbell, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Daniel Ollech , Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Yaron Arbell, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Daniel Ollech , Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 14th day of November 2006.

B & D FOOD, CORP.

By:	/s/ Yaron Arbell
Yaron Arbell Chief Executive Officer