Form 10QSB
period 2007-06-30
B&D Food Corp.
filed 2007-08-15
CIK 743241

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

☒ For the quarterly period ended June 30, 2007 or

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

(212) 937-8456
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

As of June 30, 2007, there were 127,900,000 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

B & D FOOD, CORP.
(A Delaware Corporation)

INTERIM CONSOLIDATED FINANCIAL
REPORTS (UNAUDITED)
AT
JUNE 30, 2007

B & D FOOD, CORP.

(A Delaware Corporation)

TABLE OF CONTENTS

Interim Balance Sheets at June 30, 2007 (Unaudited) and December 31, 2006	1

Interim Statements of Changes in Stockholders’ Deficiency for the Six Months Ended June 30, 2007 (Unaudited)	2

Interim Statements of Operations and Comprehensive Income for the Six Months Ended June 30, 2007 and 2006 (Unaudited)	3

Interim Statements of Operations and Comprehensive Income for the Three Months Ended June 30, 2007 and 2006 (Unaudited)	4

Interim Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (Unaudited)	5

Condensed Notes to the Interim Financial Statements	6-8

B & D FOOD, CORP.
(A Delaware Corporation)

INTERIM CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash	$106,401	$2,968
Accounts Receivable	17,629	9,515
Other receivable	185,780	77,942
Inventories	25,928	39,564
Total Current Assets	335,738	$129,989

Long Term Assets	244,770	258,975
Taxes Recoverable	500	500
Long term deposits	245,270	259,475

Property, Plant and Equipment - Net of Accumulated Depreciation	1,979,622	1,862,122

Total Assets	$2,560,630	$2,251,586
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Short term loans	$1,898,811	$1,646,564
Current maturities of long-term loans and notes	1,344,693	782,153
Accounts Payable	380,617	321,272
Tax institutions	2,168,551	1,915,816
Other payables	2,007,554	2,020,413
Total Current Liabilities	7,800,226	6,686,218
Long Term Liabilities
Long term bank loans	63,563	253,374
Allowance for severance pay	126,096	104,497
Convertible notes	11,833,019	10,823,425
Total Long Term Liabilities	12,022,678	11,181,296

Total Liabilities	19,822,904	17,867,514

Stockholders’ Deficiency
As of June 30, 2007 and December 31, 2006 - Common shares of $ 0.001 par value; Authorized: 400,000,000 shares; As of June 30, 2007 - Issued and outstanding: 127,900,000; As of December 31, 2005 - Issued and outstanding 100,000,000	127,900	104,250
Additional Paid-In Capital	1,853,856	1,199,756
Accumulated Deficit	(18,478,499)	(16,540,299)
Accumulated Other Comprehensive Loss	(765,531)	(379,635)
Total Stockholders’ Deficiency	(17,262,274)	(15,615,928)

Total Liabilities and Stockholders’ Deficit	$2,560,630	$2,251,586

B & D FOOD, CORP.
(A Delaware Corporation)

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficiency

Balance December 31, 2005	100,000,000	$100,000	$371,381	$(12,962,775)	$(177,983)	$(12,669,377)
Issuance of shares to service provider	250,000	250	32,375	-	-	32,625
Issuance of shares to parent company	4,000,000	4,000	796,000			800,000
Net loss for the period	-	-	-	(3,577,524)	-	(3,577,524)
Other Comprehensive Loss for the Period	-	-	-	-	(201,652)	(201,652)
Balance December 31, 2006	104,250,000	$104,250	$1,199,756	$(16,540,299)	$(379,635)	$(15,615,928)
Issuance of shares to related parties	4,150,000	4,150	348,600	-	-	352,750
Issuance of shares and warrants to service provider	19,500,000	19,500	305,500	-	-	325,000
Net loss for the period	-	-	-	(1,938,200)	-	(1,938,200)
Other Comprehensive Loss for the Period	-	-	-	-	(385,896)	(385,896)
Balance June 30, 2007 (Unaudited)	127,900,000	$127,900	$1,853,856	$(18,478,499)	$(765,531)	$(17,262,274)

B & D FOOD, CORP.
(A Delaware Corporation)

INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

Six Months Ended June 30,	2007	2006

Revenue from Coffee Production	$75,005	$255,096
Operating Expenses
Cost of revenues	530,689	341,747
General and administrative expenses	681,363	835,864
Total Operating Expenses	1,212,052	1,177,611

Loss From operations	(1,137,047)	(922,515)
Financial Expenses, net	(761,533)	(685,390)
Other Expenses	(39,620)	(52,505)

Loss for the period	(1,938,200)	(1,660,410)

Other Comprehensive Loss
Foreign Currency Translation	(385,896)	(156,470)
Comprehensive Loss for the Period	$(2,324,096)	$(1,816,880)

Loss Per Share - Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Shares Outstanding - Basic and Diluted	107,604,167	100,104,167

B & D FOOD, CORP.
(A Delaware Corporation)

INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

Three Months Ended June 30,	2007	2006

Revenue from Coffee Production	$19,217	$72,237
Operating Expenses
Cost of revenues	413,345	87,923
General and administrative expenses	313,582	367,989
Total Operating Expenses	726,927	455,912

Loss From operations	(707,710)	(383,675)
Financial Expenses, net	(380,620)	(483,049)
Other Expenses	(31,525)	(52,505)

Loss for the period	(1,119,855)	(919,229)

Other Comprehensive Loss
Foreign Currency Translation	(257,518)	(11,528)
Comprehensive Loss for the Period	$(1,377,373)	$(930,757)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	110,958,333	100,125,000

B & D FOOD, CORP.
(A Delaware Corporation)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30,	2007	2006

Cash Flows from Operating Activities
Net Income (Loss) For the Period	$(1,938,200)	$(1,660,410)
Adjustments To Reconcile Net Income For The Period To Net Cash Flows From Operating Activities
Depreciation	75,249	73,251
Deferred Income Taxes	85,619	33,703
Provision for Contingencies	-	9,862
Allowance for severance pay	9,973	-
Interest due to convertible notes and bank loans	587,057	788,150
Loss from disposal of property, plant and Equipment	1,692	-
Changes in Operating Assets and Liabilities
Accounts Receivable	(6,715)	(22,967)
Inventories	16,829	(11,477)
Other receivable	(94,319)	(44,217)
Taxes Recoverable	--	(8,398)
Accounts Payable	39,263	152,570
Other Payable	242,936	469,239
Net Cash Flows from Operating Activities	(980,616)	(220,694)

Cash Flows from Investing Activities
Acquisition of Property, Plant and Equipment	(1,506)	--
Net Cash Flows from Investing Activities	(1,506)	--

Cash Flows from Financing Activities
Repayment of Debt	(31,382)	(214,173)
Loan from Related Party	83,111	206,818
Proceeds from issuance of shares	325,000	--
Proceeds from issuance of convertible note	690,000	150,000
Net Cash Flows from Financing Activities	1,066,729	142,645

Increase (decrease) in cash and cash equivalents	84,607	(78,049)
Effect of Exchange Rate Changes of Cash	18,826	990
Net Change in Cash	103,433	(77,059)
Cash - Beginning of Period	2,968	84,217
Cash - End of Period	$106,401	$7,158

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

In the opinion of the management, all adjustments considered necessary for fair presentation of the interim financial data have been included and are of normal recurring nature. The results of operations for six months period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

Note B - Foreign Currency Translation

The functional currency of the Company’s foreign operations is the Brazilian Real. Accordingly, transactions and balances not already measured in U.S. dollars have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rates in effect as at June 30, 2007 (the “Balance Sheet Date”). Stockholders’ equity accounts have been translated at historical rates. Income statement amounts have been translated using the average exchange rate for the year. Accumulated net translation adjustments have been reported separately in other comprehensive loss in the financial statements. Foreign currency translation adjustments resulted in loss of $385,896 and $156,470 for the six months ended June 30, 2007 and 2006, respectively.

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

Note E - Material changes during the period

a.
On January 4, 2007, the Board of Directors authorized the issuance of 3,150,000 shares of the Company’s Common Stock to two of the Company’s officers in consideration for their services. The shares were issued on January 18, 2007. Based on the closing price of the Company’s Common Stock par value $0.001 per share (the “Common Stock”) as recorded on the OTC Bulletin Board at the Issuance Date the value recorded in for the services was estimated to be $267,750.

b.
On January 10, 2007, the Company issued a convertible promissory note in the principal amount of $150,000 to a third party (the “January Note”). The note bears annual interest of 10% and matures after two years. At any time after the first six months, the holder has the right to convert the principal and interest due into fully paid and non-assessable shares of the Company’s Common Stock. The number of shares of Common Stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount plus accrued interest (if any) by 0.25.

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

d.
On January 31, 2007, the Company issued a convertible promissory note in the principal amount of $100,000 to a third party. The note bears annual interest of 11% and matures after one year. At any time after the first six months, the holder has the right to convert the principal and interest due into fully paid and non-assessable shares of the Company’s Common Stock. The number of shares of Common Stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount plus accrued interest (if any) by 0.35.

e.	On February 21, 2007, the Company issued a promissory note in the principal amount of $100,000 to a third party. The note bears annual interest of 10.5% and matures on January 30, 2008.

f.	On March 13, 2007, the Company issued a promissory note in the principal amount of $120,000 to a third party. The note bears annual interest of 9% and matures after one year.

h.
On March 19, 2007, the Company issued a promissory note in the principal amount of $100,000 to a third party. The note bears annual interest of 10 % and matures after two years. At any time after the first six months, the holder has the right to convert the principal and interest due into fully paid and non-assessable shares of the Company’s Common Stock.

i.	On April 27, 2007, the Company issued a non-convertible promissory note in the principal amount of $120,000 to a third party. The note bears annual interest of 6% and matures after one year.

j.
On May 29, 2007, the Company issued a promissory note in the principal amount of $100,000 to a third party. The note bears annual interest of 11% and matures after one year. At any time after the first six months, the holder has the right to convert the principal and interest due into fully paid and non-assessable shares of the Company’s Common Stock.

k.
On June 13, 2007, the Company issued to two affiliated investors 19,500,000 shares of the Company’s Common Stock and warrants to purchase 19,500,000 shares of the Company’s Common Stock at an exercise price of $0.10 per share. In consideration therefore the company received $325,000 in cash. The fair value of the warrants totaled to $657,367, estimated by Black Scholes Model with a risk less rate of 4.36% and volatility of 152%. The fair value of the warrants was limited to the proceeds recieved in the amount of $325,000. As of June 30, 2007, the warrants were not exercised.

1.
On May 6, 2007, the Company entered into a note amendment agreement (the "Amendment") with Livorno Investments S.A. ("Livorno") amending the terms of the Promissory Note dated July 8, 2005 (the "Note") of the Company in favor of Livorno in the amount of $10,000,000 with interest accruing thereon at a rate of eight percent per annum. The Note contained a conversion provision allowing Livorno, at its sole option, to convert some or all of the principal and interest owing on the Note into shares of the Company at the rate of $0.20 per share. The Amendment provides that, effective April 15, 2007, Livorno may elect to convert some or all of the principal and interest owing on the Note into shares of the company at the rate of $0.04 per share. All other terms of the Note remain in full force and effect and are enforceable in accordance with their terms.

Note F - Subsequent Events

On July 10, 2007, the Company signed a non binding letter of intent to acquire two Brazilian companies- Leite Canaan Industria e Comercio Ltda - a manufacture of 16,800 kg a day (or 200,000 liters a day) of milk powder and Geskan Industria e Comercio Ltda a coffee service distribution company. The final agreement is expected to be signed prior to December 31, 2007.

On August 1, 2007, Livorno sent a conversion notice electing to convert $800,000 of the accumulated interest on the Note into 20,000,000 shares of the Company's Common Stock at the rate of $0.04 per share.

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

In 2005, the Company obtained a manufacturing arm by acquiring BDFC, which owns and operates a coffee manufacturing plant. BDFC has the ability to manufacture and pack roasted and ground coffee, instant coffee and several mixtures of coffee and tea like cappuccino and others. Currently, the Company is focusing on selling its coffee products in South America. In addition, the Company is looking to acquire a strong marketing capability in the United States and Europe.

Financial Condition and Liquidity

Unless otherwise specified, all figures are as at the Balance Sheet Date.

Total assets in the consolidated balance sheet as of June 30, 2007, totaled $2,560,630 compared to $2,251,586 as at December 31, 2006.

During the period, the Company issued six convertible promissory notes in an aggregate amount of $690,000 to third parties. Three of those notes, in the aggregate amount of $200,000 bear annual interest of 9.5% and mature after two years. At any time after the first six months, the holders of such notes have the right to convert the principal and interest due on these notes into fully paid and non-assessable shares of the Company’s Common Stock. The number of shares of Common Stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount of these notes plus (if applicable) accrued interest by 0.65. The proceeds from the issuance of these convertible notes were used by the Company to finance its operations.

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

The fifth note in an amount of $120,000 bears annual interest of 6% and matures after one year. The note is non-convertible.

The sixth note in an amount of $100,000 bears annual interest of 11% and matures after one year. At any time after the first six months, the holder has the right to convert the principal and interest due into fully paid and non-assessable shares of the Company’s Common Stock, par value $.001 per share (the “Common Stock”). The number of shares of Common Stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount plus accrued interest (if any) by 0.15.

On June 13, 2007, the Company issued to two affiliated investors 19,500,000 shares of the Company’s Common Stock and warrants to purchase 19,500,000 shares of the Company’s Common Stock at an exercise price of $0.10 per share. In consideration therefore the company received $325,000 in cash. The fair value of the warrants totaled to $90,841, estimated by Black Scholes Model with a risk less rate of 4.36% and volatility of 50%. As of June 30, 2007, the warrants were not exercised.

Consolidated deficit in working capital amounted to $7,464,488 and the consolidated quick ratio is 4%.

As of June 30, 2007, the consolidated long-term financing sources totaled to $2,480,727, 54% of which is repayable in the coming year. The consolidated long term financing sources are composed of 1) long term bank loans in the amount of $1,137,387, 94% of which are repayable in the coming year; and 2) convertible promissory notes in the aggregate amount of $1,343,340 issued to third parties.

As of June 30, 2007, the consolidated short-term financing sources totaled to $1,898,811, due mainly to 1) demand loans of $627,953, which are payable in monthly installments until December 2008; 2) loans from related party in the amount of $997,158; and 3) short term notes in the amount of $222,177.

Shareholders’ deficit totaled $17,262,274 compared to a Shareholders’ deficit of $15,615,928 as at December 31, 2006. The increase in shareholders’ deficiency is derived primarily from losses during the six-months period in the aggregate amount of $1,938,200.

The Company will need to obtain additional debt or equity sources in the near term in order to have sufficient working capital to execute its business plan or continue as a going concern. The Company is in the process of seeking such financing; however there is no assurance that it will be able to obtain such financing on satisfactory terms or at all.

Three Months Ended June 30, 2007 Compared With Three Months Ended June 30, 2007

Net Loss

The Company’s consolidated net loss in the second quarter of 2007 amounted to $1,119,855, compared to net income of $919,229 in the second quarter of the previous year.

The net loss in the second quarter of 2007 is due primarily to the Company’s own general and administrative expenses in the amount of $155,804, the Company’s own finance expenses in the amount of $218,580 incurred in connection with the convertible notes, and the net loss of BDFC in the amount of $700,471.

The increase in the loss for the second quarter of 2007 compared with the corresponding period in the previous year in the amount of $200,626, derived mainly due to the increase in the cost of revenues of $325,422 mainly due to the increase in the costs of the plant, offset by the decrease in financial expenses of $102,429 due mainly to the decrease in BDFC’s financial expenses.

Revenues

The consolidated total revenues in the second quarter of 2007 amounted to $19,217, compared to revenue of $72,237 in the second quarter of the previous year.

The revenue from coffee production through the second quarter of 2007 was immaterial in light of the Company’s management strategy to make sales through a targeted marketing arm to be acquired in the near future.

Cost of Revenues

The consolidated cost of revenues in the second quarter of 2007 amounted to $413,345 compared to cost of revenues of $87,923 in the second quarter of the previous year.

The consolidated cost of revenues in the second quarter of 2007 is due mainly to salaries and related expenses costs of $121,571 and fuel and electric costs of 197,777. The cost of revenue in the second quarter of the previous year was due mainly to salaries and related expenses costs of $43,849 and depreciation costs of $35,495.

The increase in cost of revenues is due to the testing of the plant manufacturing in quite a large capacity after very long time it worked on a very moderate level.

General and Administrative Expenses

The consolidated general and administrative expenses in the second quarter of 2007 amounted to $313,582 compared to general and administrative expenses of $367,989 in the second quarter of the previous year.

General and administrative expenses in 2007 are due mainly to professional services of $85,465 and salaries and management services expenses of $93,980. General and administrative expenses in the second quarter of the previous year are due mainly to professional services of $175,622 and salaries and management services expenses of $170,436.

The decrease in general and administrative expenses was attributable primarily to the decrease in professional services and salaries.

Financial Expenses

The consolidated financial expenses for the second quarter of 2007 amounted to $380,620, compared to consolidated financial expenses of $483,049 for the first quarter of the previous year.

Financial expenses through the second quarter of 2007 arose mainly from (i) interest on the Company’s convertible notes of $217,710, (ii) BDFC’s financial expenses of $162,040 due to liabilities to banks and tax authorities.

Financial expenses in the second quarter of the previous year arose mainly from (i) interest on the Company’s convertible notes of $200,936, (ii) BDFC’s financial expenses of $281,524 due to liabilities to banks and tax authorities.

SIX Months Ended JUNE 30, 2006 Compared With SIX Months Ended JUNE 30, 2005

Net Loss

The Company’s net loss in the first half of 2006 amounted to $1,938,200, compared to net loss of $1,660,410 in the first half of the previous year.

The net loss in the first half of 2007 is due primarily to the Company’s own general and administrative expenses at the amount of $404,581, the Company’s own finance expenses in the amount of $463,727 recorded in consideration of the convertible notes, and the net loss of BDFC in the amount of $1,016,797.

Revenues

The consolidated total revenues in the first half of 2007 amounted to $75,005, compared to revenue of $255,096 in the first half of the pervious year.

The revenue from coffee production through the first half of 2007 was immaterial in light of the Company’s management strategy to make sales through a targeted marketing arm to be acquired in the near future.

Cost of Revenues

The consolidated cost of revenues in the first half of 2007 amounted to $530,689 compared to cost of revenues of $341,747 in the first half of the previous year.

The consolidated cost of revenues in the first half of 2007 is due mainly to materials and cost of merchandise sold of $80,715, salaries and related expenses of $157,884 and fuel and electric costs of $197,777. The cost of revenue in the first half of the previous year is due mainly to materials and cost of merchandise sold of $117,966, salaries and related expenses of $82,564 and depreciation costs of $71,477.

The increase in cost of revenues is due to the testing of the plant manufacturing in quite a large capacity after very long time it worked on a very moderate level.

General and Administrative Expenses

The consolidated general and administrative expenses in the first half of 2007 amounted to $681,363 compared to general and administrative expenses of $835,864 in the first half of the previous year.

General and administrative expenses in 2007 are due mainly to professional services of $158,180 and salaries and management services expenses of $263,836. General and administrative expenses in the first half of the previous year are due mainly to professional services of $346,313 and salaries and management services expenses of $320,433.

The decrease in general and administrative expenses was attributable primarily to the decrease in professional services.

Financial Expenses

The consolidated financial expenses in the first half of 2007 amounted to $761,533, compared to consolidated financial expenses of $685,390 for the first halfof the previous year.

Financial expenses through the first half of 2007 arose mainly from (i) interest on the Company’s convertible notes of $443,676, (ii) BDFC’s financial expenses of $297,806 due to liabilities to banks and tax authorities.

Financial expenses in the first half of the previous year arose mainly from (i) interest on the Company’s convertible notes of $400,890, (ii) BDFC’s financial expenses of $276,160 due to liabilities to banks and tax authorities.

Market Risk and Contingent Liabilities

The Company primarily operates in Brazil, making it susceptible to changes in the economic, political, and social conditions in Brazil. Brazil has experienced political, economic, and social uncertainty in recent years, including an economic crisis characterized by exchange rate instability and Brazilian Real devaluation, increased inflation, high domestic interest rates, negative economic growth, reduced consumer purchasing power and high unemployment. Under its current leadership, the Brazilian government has been pursuing economic stabilization policies, including the encouragement of foreign trade and investment and an exchange rate policy of free market flotation. In the last year, there was an improvement in the Brazilian economic environment. Nevertheless, no assurance can be given that the Brazilian government will continue to pursue these policies, that these policies will be successful if pursued or that these policies will not be significantly altered. In case of a decline in the Brazilian economy, political or social problems or a reversal of Brazil's foreign investment policy it is likely that any such change will have an adverse effect on the Company's results of operations and financial condition. Additionally, inflation in Brazil may lead to higher wages and salaries for employees and increases in the cost of raw materials, which would adversely affect the Company's profitability.

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

ITEM 3.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As at June 30, 2007, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

As at June 30, 2007, BDFC owed an aggregate of $ 2,168,551 to the Secretaria da Fazenda Nacional (the Brazilian tax authority) for overdue taxes and to the Instituto Nacional de Seguro Socia . Until June 2006, $1,450,405 of this debt was subject to the Refis II Program, which, in Brazil, affords a company an opportunity to pay taxes in installments over a 180 month (15 year) period. Due to a delay in July’s payment BDFC lost its eligibility to participate in the Refis II Program and is now in the process of negotiating a payment plan in respect of the debt with the tax authority.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 13, 2007, the Company issued to two affiliated investors 19,500,000 shares of the Company’s Common Stock and warrants to purchase 19,500,000 shares of the Company’s Common Stock at an exercise price of $0.10 per share. In consideration therefore the company received $325,000 in cash. The fair value of the warrants totaled to $90,841, estimated by Black Scholes Model with a risk less rate of 4.36% and volatility of 50%. As of June 30, 2007, the warrants were not exercised. The company intends to use this money to pay debt owed to Brazilian banks.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

There have not been any defaults on any senior securities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security holders.

ITEM 5.   OTHER INFORMATION

On July 10, 2007, the Company signed a non binding letter of intent to acquire two Brazilian companies- Leite Canaan Industria e Comercio Ltda - a manufacture of 16,800 kg a day (or 200,000 liters a day) of milk powder and Geskan Industria e Comercio Ltda a coffee service distribution company. The final agreement is expected to be signed prior to December 31, 2007.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

Not applicable.

EXHIBITS

Number	Title
10.1	Material Contract: Amendment to Promissory Note and related Notice of Conversion

31.1	Certification by Yaron Arbell, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Daniel Ollech , Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Yaron Arbell, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Daniel Ollech , Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 14th day of August 2007.

B & D FOOD, CORP.

By:	/s/ Yaron Arbell
Yaron Arbell
Chief Executive Officer