Form 10QSB
period 2007-09-30
B&D Food Corp.
filed 2007-11-19
CIK 743241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

- 3rd Quarter 2007 -

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 or

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

As of November 19, 2007, there were 147,900,000 shares of Common Stock, par value $0.001 per share issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes ☒ No ☐

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

B & D FOOD, CORP.
(a Delaware corporation)

INTERIM CONSOLIDATED FINANCIAL
REPORTS (UNAUDITED)

AS AT

SEPTEMBER 30, 2007

B & D FOOD, CORP.

(A Delaware corporation)
TABLE OF CONTENTS

Interim Balance Sheet as at September 30, 2007 (Unaudited) and December 31, 2006	1

Interim Statement of Changes in Stockholders’ Deficiency for the Nine Months Ended September 30, 2007 (Unaudited)	2

Interim Statement of Operations and Comprehensive Income for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	3

Interim Statement of Operations and Comprehensive Income for the Three Months Ended September 30, 2007 and 2006 (Unaudited)	4

Interim Statement of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	5

Condensed Notes to the Interim Financial Statements	6-7

B & D FOOD, CORP.
(a Delaware corporation)
INTERIM CONSOLIDATED BALANCE SHEET

	(Unaudited)
	September 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash	$38,270	$2,968
Accounts Receivable	16,752	9,515
Other receivable	213,683	77,942
Inventories	27,214	39,564
Taxes Recoverable	256,909	-
Total Current Assets	552,828	129,989

Long term deposits	-	259,475

Property, Plant and Equipment - Net of Accumulated Depreciation	2,036,444	1,862,122

Total Assets	$2,589,272	$2,251,586
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Short term loans	$1,403,241	$1,646,564
Current maturities of long-term bank loans	1,402,040	782,153
Accounts Payable	552,359	321,272
Tax institutions	2,299,877	1,915,816
Other payables	2,106,866	2,020,413
Total Current Liabilities	7,764,383	6,686,218
Long Term Liabilities
Long term bank loans	49,260	253,374
Taxes payable	-	-
Allowance for severance pay	137,000	104,497
Convertible notes	12,066,648	10,823,425
Total Long Term Liabilities	12,252,908	11,181,296

Total Liabilities	20,017,291	17,867,514

Stockholders’ Deficiency
As of September 30, 2006 and December 31, 2005 - Common shares of $ 0.001 par value; Authorized: 400,000,000 shares;

As of September 30, 2006 - Issued and outstanding: 104,125,000;
As of September 30, 2007 - Issued and outstanding 147,900,000	147,900	104,250
Additional Paid-In Capital	2,633,856	1,199,756
Accumulated Deficit	(19,204,672)	(16,540,299)
Accumulated Other Comprehensive Loss	(1,005,102)	(379,635)
Total Stockholders’ Deficiency	(17,428,019)	(15,615,928)

Total Liabilities and Stockholders’ Deficit	$2,589,272	$2,251,586

The accompanying condensed notes are an integral part of these interim financial statements.

B & D FOOD, CORP.
(a Delaware corporation)

INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
		(U.S. Dollars)
					Accumulated
		Common	Additional		Other	Total
	Number of	Stock	Paid in	Accumulated	Comprehensive	Stockholders'
	Shares	(No Par Value)	Capital	Deficit	Income (Loss)	Deficit

Balance December 31, 2005	100,000,000	$100,000	$371,381	($12,962,775)	($177,983)	($12,669,377)

Issuance of shares to Vintage Filing	250,000	$250	$32,375			$32,625

Issuance of shares to Livorno	4,000,000	$4,000	$796,000			$800,000

Net Loss for the Period	-	$0		($3,577,524)	$0	($3,577,524)

Other Comprehensive Loss for the Period (translation differences)	-	$0		$0	($201,652)	($201,652)

Balance December 31, 2006	104,250,000	$104,250	$1,199,756	($16,540,299)	($379,635)	($15,615,928)

Issuance of shares to related parties and employees	43,650,000	$43,650	$1,434,100			$1,477,750

Net Loss for the Period	-	$0		($2,664,373)	$0	($2,664,373)

Other Comprehensive Loss for the Period (translation differences)	-	$0		$0	($625,468)	($625,468)

Balance September 30, 2007	147,900,000	$147,900	$2,633,856	($19,204,672)	($1,005,103)	($17,428,019)

(1)	Including the $10,000,000 convertible promissory note issued to the shareholders of BDFC Brazil Alimentos LTDA (“BDFC”).

(2)
On August 1, 2007, pursuant to a conversion notice received from Livorno, by which Livorno elected to convert all of the annual accumulated interest on its convertible note (which amounted to $800,000) into shares of the Company’s Common Stock at a conversion price of $0.04 per share, the Company issued 20,000,000 shares of Common Stock to Livorno.

The accompanying condensed notes are an integral part of these interim financial statements.

B & D FOOD, CORP.
(a Delaware corporation)

INTERIM STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

Nine Months Ended September 30,	2007	2006
Revenue
Coffee Production	$75,005	$264,273
Rental Income	--	-
Total Revenue	75,005	264,273
Operating Expenses
Cost of revenues	571,298	364,623
General and administrative expenses	1,092,643	1,274,843
Total Operating Expenses	1,663,941	1,639,466

Income (Loss) From Operations	(1,588,936)	(1,375,193)
Financial Expenses, net	(1,024,826)	(1,378,669)
Other Income, net	(50,611)	30,007
Net Loss for the period	(2,664,373)	(2,723,855)

Other Comprehensive Loss
Foreign Currency Translation	(625,468)	(154,769)
Comprehensive Income (Loss) for the Period	$(3,289,841)	$(2,878,624)

Net Income (Loss) Per Share - Basic and Diluted	$(0.02)	$(0.03)

Weighted Average Shares Outstanding - Basic and Diluted	120,469,231	101,222,222

The accompanying condensed notes are an integral part of these interim financial statements.

B & D FOOD, CORP.
(a Delaware corporation)

INTERIM STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

Three Months Ended September 30,	2007	2006
Revenue from Coffee Production	$0	$9,177
Operating Expenses
Cost of revenues	40,609	22,876
General and administrative expenses	411,280	438,979
Total Operating Expenses	451,889	461,855

Loss From Operations	(451,889)	(452,678)
Financial Expenses, net	(263,293)	(693,279)
Other Income	(10,991)	82,512

Net Income (Loss) for the period	(726,173)	(1,063,445)

Other Comprehensive Income
Foreign Currency Translation	(239,571)	1,701
Comprehensive Loss for the Period	$(965,744)	$(1,061,744)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01

Weighted Average Shares Outstanding - Basic and Diluted	140,943,478	103,458,333

The accompanying condensed notes are an integral part of these interim financial statements.

B & D FOOD, CORP.
(a Delaware corporation)

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

Nine Months Ended September 30,	2007	2006
Cash Flows from Operating Activities
Net Income (Loss) For the Period	$(2,664,373)	$(2,723,855)
Adjustments To Reconcile Net Income For The Period To Net Cash Flows From Operating Activities
Depreciation	114,607	109,879
Deferred Income Taxes	125,769	332,371
Provision for Contingencies	14,450	9,890
Interest due to convertible notes and long term bank loans	1,153,831	671,331
Gain/Loss from sales of Property, Plant and Equipment	1,727	(82,512)
Changes in Operating Assets and Liabilities
Accounts Receivable	(5,244)	(53,095)
Inventories	17,175	(7,150)
Other receivable	(113,531)	(208,978)
Taxes Recoverable	40,069	(5,970)
Accounts Payable	205,563	222,280
Other Payable	229,188	667,782
Net Cash Flows from Operating Activities	(880,769)	(1,068,027)

Cash Flows from Investing Activities
Acquisition of Property, Plant and Equipment	(1,506)	—
Proceeds from sales of Property, Plant and Equipment	—	82,512
Cash from combination with entity under common control	(186,550)	—
Net Cash Flows from Investing Activities	(188,056)	82,512

Cash Flows from Financing Activities
Repayment of Debt	(227,983)	(248,310)
Loan from Related Party	312,000	701,974
Proceeds from issuance of convertible note	1,015,000	450,000
Net Cash Flows from Financing Activities	1,099,017	903,664

Increase / Decrease in cash and cash equivalents	30,192	(81,851)
Effect of Exchange Rate Changes of Cash	5,110	715
Net Change in Cash	35,302	(81,136)
Cash - Beginning of Period	2,968	84,217
Cash - End of Period	$38,270	$3,081

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

In the opinion of the management, all adjustments considered necessary for a fair presentation of the interim financial data have been included and are of a normal recurring nature. The results of operations for the three and nine months periods ended September 30, 2007 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes there to included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Note B - Foreign Currency Translation

The functional currency of the Company’s foreign operations is the Brazilian Real. Accordingly, transactions and balances not already measured in U.S. dollars have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rates in effect as at September 30, 2007 (the “Balance Sheet Date”). Stockholders’ equity accounts have been translated at historical rates. Income statement amounts have been translated using the average exchange rate for the year. Accumulated net translation adjustments have been reported separately in other comprehensive income (loss) in the financial statements. Foreign currency translation adjustments resulted in a loss of $245,832 for the nine months ended September 30, 2007.

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

Note E - Material changes during the period

On September 24, 2007, the Company isigned a 99 year lease (with an option to renew for another 99 years) on 5,000 hectares of land in the Jimma Administrative Zone, Limu Kosa District, Ethiopia for the purpose of growing coffee. BDFC will own and conduct operations on this land through a newly-created majority-owned subsidiary, BDFC Ethiopia. The owner and lessor of the land is Oromia Investment Commission, a company owned by the Government of Ethiopia. The consideration for the lease is 82 birr per hectare per annum, which, at the Balance Sheet Date’s exchange rate, translates into approximately U.S. $9 per hectare per annum (i.e., approximately U.S. $45,000 per annum in total). The rent is payable on each anniversary of the signing of the lease in arrears. So the first payment under the lease will be due in September 2008.

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

Comparison numbers

The comparison numbers for the nine months ended September 30, 2007 include the results of operations of the combined results of the Company with BDFC from January 01, 2005 to December 31, 2006. This Management’s Discussion and Analysis of Financial Conditions and Results of Operations refer to these numbers in any comparison made between the periods.

FINANCIAL CONDITION AND LIQUIDITY

Unless otherwise specified, all figures are as at the Balance Sheet Date.

The Company’s total assets, as reflected in the consolidated balance sheet, totaled $2,589,272 compared to $2,251,586 as at December 31, 2006.

The Company’s consolidated deficit in working capital amounted to $7,211,555 and the consolidated quick ratio was 3.5%.

The Company’s consolidated long-term financing is mainly based on convertible promissory notes in the aggregate amount of $12,066,648 issued to third parties, $10,000,000 of which is held by Livorno. The others consolidated long term financing consists of (i) long term bank loans in the aggregate amount of $49,260 and (ii) Allowance for Severance pay in the aggregate amount of $137,000.

The Company’s short-term indebtedness was approximately $2,805,281, including demand loans in the aggregate amount of $83,127 (short term) and $1,402,040 (Long Term Loans - Due within one year), which are payable in monthly installments until December 2008, and loans from a related party in the amount of $1,320,114.

The shareholders’ deficit totaled $17,428,019 compared to a shareholders’ deficit of $15,615,928 as at December 31, 2006. The increase in shareholders’ deficiency is derived primarily from losses during the nine month period in the aggregate amount of $2,664,373.

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

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Net Income (Loss)

The Company’s consolidated net loss for the third quarter of 2007 amounted to $726,173, compared to a consolidated net loss of $1,063,445 for the third quarter of the previous year.

The net loss for the third quarter of 2007 resulted from the reduction of almost 6% in Company’s general and administrative expenses in the amount of $27,699, and the reduction of 62% in the Company’s finance expenses in the amount of $429,986.

The decrease in the net loss for the third quarter of 2007 compared with the corresponding period in the previous year, is mainly due to the decrease in financial expenses incurred in connection with the Company’s convertible notes.

Revenue

The consolidated total revenue for the third quarter of 2007 amounted to $0, compared to consolidated total revenue of $9,177 for the third quarter of the previous year.

The revenue from coffee production through the third quarter of 2007 was immaterial in light of the Company’s management strategy to make sales through a targeted marketing arm to be acquired in the near future. The Company’s operations are suspended at this moment due to changes in the structure of its operations, including the refurbishment of its factory in Brazil, which is expected to be completed by the end of 2007.

Cost of Revenues

The consolidated cost of revenues for the third quarter of 2007 amounted to $40,609, compared to consolidated cost of revenues of $22,876 for the third quarter of the previous year.

As with the Company’s revenues in the third quarter of 2007, the cost of revenues was immaterial, resulting mainly from depreciation of equipment and fixed costs incurred in this period of structural changes.

General and Administrative Expenses

The consolidated general and administrative expenses for the third quarter of 2007 amounted to $411,280, compared to consolidated general and administrative expenses of $438,979 for the third quarter of the previous year.

The decrease in general and administrative expenses was attributable primarily to the reduction of professional services and traveling expenses of the management of the Company in connection with the commencement of the Company’s operations incurred in the third quarter of the previous year.

Financial Expenses

The consolidated financial expenses for the third quarter of 2007 amounted to $263,293, compared to consolidated financial expenses of $693,279 for the third quarter of the previous year.

The decrease in financial expenses through the third quarter of 2007 results from the fact that certain expenses related to the convertible notes were incurred in the third quarter of the previous year, including (i) interest on the Company’s convertible notes of $218,192 (of which $197,260 is due to a convertible note issued to Livorno), (ii) the cost of the personal guarantee given by one of the Company’s shareholders valued at $230,000 (see also note E to the financial statements) and (iii) BDFC’s financial expenses of $251,778 due to liabilities to banks and tax authorities.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2006

Net Income (Loss)

The Company’s consolidated net loss for the first nine months of 2007 amounted to $2,664,373 compared to a consolidated net loss of $2,723,855 for the first nine months of the previous year.

The net loss in the first nine months of 2007 is due primarily to the Company’s general and administrative expenses in the amount of $1,092,643, the Company’s finance expenses in the amount of $1,024,826 and the low revenue due to the structural changes in the Company’s operations.

The increase in the comprehensive loss in the first nine months of 2007 was of 14%, $411,217, compared with the corresponding period in the previous year in the amount of $2,878,624, mainly because the increase in the foreign currency translation of $470,699.

Revenue

The consolidated total revenue for the first nine months of 2007 amounted to $75,005, compared to consolidated total revenue of $264,273 for the first nine months of the pervious year.

The revenues from coffee production through the first nine months of 2007 reflect the pause in the sales of coffee products by BDFC in connection with the structural changes in the Company’s business.

Cost of Revenues

The consolidated cost of revenues for the first nine months of 2007 amounted to $571,298 compared to a consolidated cost of revenues of $364,623 for the first nine months of the previous year.

Cost of revenues for the first nine months of 2007 increased over the first nine months of 2006 mainly due to fixed costs as salaries and depreciation and expenses related to maintenance of the machinery.

General and Administrative Expenses

The consolidated general and administrative expenses for the first nine months of 2006 amounted to $1,092,643, compared to consolidated general and administrative expenses of $1,274,843 for the first nine months of the previous year.

General and administrative expenses in the first nine months of 2007 resulted mainly from professional services of $285,022 and salaries and management services expenses of $400,440. General and administrative expenses in the first nine months of the previous year resulted from professional services of $507,910.

The decrease in general and administrative expenses was due primarily to a reduction in professional services and traveling expenses of the management of the Company associated with the commencement of the Company’s operations.

Financial Expenses

The consolidated financial expenses for the first nine months of 2007 amounted to $1,024,826 compared to consolidated financial expenses of $1,378,669 for the first nine months of the previous year.

The decrease in financial expenses through the first nine months of 2007 results from the fact that certain expenses related to the convertible notes were incurred in the third quarter of the previous year, including (i) interest on the Company’s convertible notes of $619,082 (of which $589,989 was due to a convertible note issued to Livorno), (ii) the cost of the personal guarantee given by one of the Company’s shareholders valued at $230,000 (see also note E to the financial statements) and (iii) BDFC’s financial expenses of $527,938 due to liabilities to banks and tax authorities.

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

ITEM 3.  CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As at September 30, 2007, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b)
Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As at September 30, 2007, the Company was not a party to any litigation of any kind.

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

In May 2007, the Company issued 19,500,000 shares of Common Stock and warrants to purchase 19,500,000 shares of Common Stock at a strike price of $0.10 per share to two affiliated investors.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

The Company has not defaulted on any senior securities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

1.	Completion of Acquistion on Form 8-K dated September 26, 2007

EXHIBITS

Number	Title
10.1	Management agreement with L.M.S Livorno Management Services Ltd.

31.1	Certification by Yaron Arbell, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Daniel Ollech, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Yaron Arbell, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Daniel Ollech, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 19th day of November 2007.

B & D FOOD, CORP.

By:	/s/ Yaron Arbell
Yaron Arbell Chief Executive Officer