Form 10KSB
period 2007-12-31
B&D Food Corp.
filed 2008-05-16
CIK 743241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

State registrant’s revenues for the most recent fiscal year. Approximately $78,757

The aggregate market value of the voting and nonvoting common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was sold, as of December 31, 2007 was approximately $2,682,768.71 (All officers and directors of the registrant are considered affiliates).

At December 31, 2007 the registrant had 148,986,955 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-KSB incorporates by reference certain portions of the registrant’s proxy statement for its 2008 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

Transitional Small Business Format (check one): Yes ☐ No ☒

B&D FOOD CORP.

FORM 10-KSB ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2007

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

As used in this report, the terms the “Company”, “we,” “us,” and “our,” mean B&D Food Corp. and our subsidiary BDFC Brasil Alimentos LTDA (a company formed pursuant to the laws of Brazil) is referred to as “BDFC” unless otherwise indicated.

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

As additional consideration, the Company issued an 8% Convertible Promissory Note, in the amount of $10,000,000 to Livorno. The note will be due in full, together with the accrued interest, in July 2008. At Livorno’s option, the note may be converted into our common stock at the conversion rate of $0.04 per share.

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

In September 2007, we acquired a 5,000 hectare coffee plantation in Ethiopia to grow arabica coffee beans in one of the world’s most sought-after regions for coffee and have already commenced planting activities thereon.

In January 2008, we assumed control of the Canaan Group, which consists of three companies: Socan Produtos Alimenticios Ltda. (“Socan”), Leite Canaan Industria e Comercio Ltda. (“Leite Canaan”) and Geskan Industria e Comercio Ltda. (“Geskan”).

Socan specializes in roasting coffee beans and owns four national brands (Coffee Canaan, Marroscos, Metropolis and Mendense Coffee).

Leite Canaan specializes in the production of dried milk and has a capacity to dry 250,000 liters of milk per day. It also produces long- life milk powder, chocolate dust and other products.

Geskan specializes in express coffee, food service and coffee machinery rentals and sells coffee in individual portions. Geskan products are popular in pubs and restaurants.

Overview of Business

The Company owns an operating coffee manufacturing facility, including all of the machinery and other equipment in this facility located in the state of Sao Paolo, Brazil through its subsidiary BDFC. We can manufacture coffee products such as roasted, ground and soluble coffee under our own brand names, such as “Brazilian Best,” “Samba Cafe,” “Torino” and “Vivenda” and, since 2008, Coffee Canaan, Marroscos, Metropolis and Mendense Coffee. BDFC has the ability to manufacture and pack roasted and ground coffee, instant coffee and several mixtures of coffee and tea, such as cappuccino, and other products. After retooling our plant in order to start production, we commenced manufacturing in early 2008 instant coffee for companies that are selling the coffee in and outside of Brazil. To supplement and expand our coffee manufacturing activities, we are actively seeking to acquire different marketing companies in Brazil that can market our coffee.

BDFC’s facilities have the capacity to produce the following types of coffee and beverages:

•	soluble spray dried;

•	agglomerated;

•	roasted and ground;

•	cappuccino;

•	chocolate beverages;

•	instant teas; and

•	Milk

The current capacity of the facility enables us to produce spray dried soluble coffee at the rate of 3,600 tons per year. The facility also maintains the capacity to produce 9,600 tons per year of roasted ground coffee and 3,600 tons per year of chocolate beverages or cappuccinos per year. We are expecting to broaden our manufacturing facilities in the future in order to be able to manufacture 600 tons per year of freeze dried coffee.

We believe that the location of the manufacturing facility is unique because it is within close proximity to the two ports in Brazil: Santos and Rio de Janeiro. We believe that this location is beneficial to our development because it will allow us to maintain lower delivery costs and lower shipping costs.

With Canaan Group as part of the company since 2008, we have the capacity to dry 250,000 liters of milk per day and more 4,000 tons per month of roasted ground coffee for brands such as: Canaan, Marroscos, Metropolis and Mendense Coffee.

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

•	Concentration - In the concentration process, part of the water is removed from the coffee extract, using two different systems to obtain a product that meets market requirements:

o	Multiple effects evaporator;

o	descendant film; and

o	Thermo-centrifuge concentrator;

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

Distribution

Since February 2007, we had been selling most of our production to one customer in Brazil who is a large distributor in the Sao Paulo area that conducts extensive export activities. Due to technical problems we had to stop production in the spring of 2007 and refurbish some of the equipment in our factory.

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

Employees

As at March 15, 2008, the Company, including BDFC, had 20 employees. We have not experienced any work stoppages and we consider relations with our employee to be good. We anticipate hiring additional employees to operate our facilities as we increase production of our brands of coffee. Regarding the employment of the Company’s officers through L.M.S Livorno Management Services Ltd. see Item 10.

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

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2007.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board (1)

Quarter Ended	High	Low

December 31, 2007	$0.03	$0.01

December 31, 2006	$0.085	$0.085

September 30, 2006	N/A	N/A

June 30, 2006	$0.295	$0.295

March 31, 2006	N/A	N/A

December 31, 2005	$0.50	$0.15

September 30, 2005	$0.30	$0.11

June 30, 2005	$0.40	$0.10

March 31, 2005	$0.105	$0.065

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common stock is issued in registered form. OTR Transfer, Inc., 1000 SW Broadway Street, Suite 920, Portland, Oregon 97205 (Telephone: 503.225.0626; Facsimile: 503.273.9168) is the registrar and transfer agent for our common stock.

Holders

On December 31, 2007, the stockholders’ list of our common stock showed 1,317 registered stockholders and 148,986,955 shares outstanding. On December 31, 2007, the last reported sale price of our common stock on the National Association of Securities Dealers OTC Bulletin Board was $0.04 per share.

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

The following discussion and analysis refers to such numbers in any comparison made between the periods. Unless otherwise specified, all figures are as at December 31, 2007 (the “Balance Sheet Date”).

Financial Condition and Liquidity

Total assets reflected on the consolidated balance sheet as at December 31, 2007 totaled $1,747,300 compared with $2,251,586 as at December 31, 2006. The decrease in the total assets is mainly due to the write-off of other receivables in the amount of $259,245.

The consolidated deficit in working capital amounted to $19,850,050 and the consolidated quick ratio was 0.001%.

As at December 31, 2007, consolidated long term financing sources totaled $1,055,927. Consolidated short term financing sources totaled $14,067,067. Financing sources are comprised of long and short term bank loans and convertible and promissory notes.

Year Ended December 31, 2007 Compared With Year Ended December 31, 2006

Year Ended December 31, 2007 Compared With Year Ended December 31, 2006

Net Income (Loss)

Our net loss in 2007 amounted to $5,242,158 compared with net loss of $2,244,304 in the previous year.

The net loss in 2007 is due primarily to (i) the Company's general and administrative expenses of $1,915,577, and (ii) the Company's finance expenses of $2,692,622 recorded mainly in connection with the convertible notes and bank debt.

Revenues

The consolidated total revenues in 2007 amounted to $78,757 compared with revenues of $277,528 in the pervious year.

The revenues from coffee production in 2007 are due mainly to the sale of the remaining coffee stock purchased from Coimbra from 2006 which had to be reprocessed. See also "Organizational History of BDFC" in Item I of this Form 10-KSB.

Cost of Revenues

The consolidated cost of revenues in 2007 amounted to $244,756 compared with cost of revenues of $354,593 in the previous year.

The cost of revenues consists of cost of merchandise sold, salaries and other manufacturing expenses.

The increase in cost of revenues is primarily due to lower levels of production.

General and Administrative Expenses

The consolidated general and administrative expenses in 2007 amounted to $2,244,304 compared with general and administrative expenses of $1,871,834 in the previous year.

The general and administrative expenses in 2007 were due mainly to salaries and management services of $497,994, professional services of $371,851, travel expenses of $304,368 and write off of accounts receivable amounting to $259,245.

The general and administrative expenses in 2006 were due mainly to salaries and management services of $900,820, professional services of $593,736 and travel expenses of $192,648.

The increase in general and administrative expenses in 2007 over 2006 is due primarily to professional services and travel expenses, which the Company began incurring in 2006.

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

Off Balance-Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Item 7.	FINANCIAL STATEMENTS

Our audited financial statements for the fiscal years ended December 31, 2007 and December 31, 2006 follow Item 14, beginning at page F-1.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company´s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company´s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified several material weaknesses in our internal control over financial reporting. These material weaknesses consisted of the following: (i) inadequate staffing within the accounting operations of our company, (ii) lack of a qualified financial officer and, in general, (iii) inadequate controls and procedures. The small number of employees who are responsible for accounting functions (more specifically, one) prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. We do not have a fully-qualified financial officer on staff to manage accounting and financial functions properly. The current chief financial officer is only partially trained in accounting and finance. In light of the foregoing and the delay in making one previous filing and this annual report, we have concluded that our system of internal controls and procedures is inadequate. We have undertaken to conduct a full review of our controls and procedures in the second quarter of fiscal 2008. Until this this review is complete and the results implemented, we cannot be sure that even with adequate staff and a fully-qualified financial officer that our controls and procedures would be adequate.

No change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generall accepted accounting principals.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement presentation. We have identified several material weaknesses in its internal controls over financial reporting which includes (i) inadequate staffing within the accounting operations of our company (ii) lack of a qualified financial officer and in general (iii) inadequate controls and procedures. As a result we believe that we have material weaknesses in our internal control over financing reporting.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

After the company’s reorganization the following persons became directors and officers of the company. On May 31, 2005, Valquiria Cunha was elected a director of the company. On January 12, 2006, Messrs. Yaron Arbell, Jacques Ollech and Yossi Haras became officers of the company and Mr. Daniel Ollech ceased being the company’s chief executive officer and treasurer. Ms. Cunha resigned from the board of directors on March 5, 2006, and on March 31, 2007 Mr. Haras resigned from his position as an officer and was replaced by Mr. Daniel Ollech. On February 13, 2008, Mr. Arbell resigned from his position as an officer and was replaced by Daniel Ollech. Our directors and executive officers, their ages, positions held, and duration as such, are listed in the following table. All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

	Position Held	Date First Elected or Appointed
Daniel Ollech	President and Chairman of the Board	April 29, 2005
Daniel Ollech	Chief Financial Officer	March 31, 2007
Daniel Ollech	Chief Executive Officer	January 12, 2006
Jacques Ollech	Executive Vice President and Director	July 12, 2006

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years , indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Daniel Ollech has been our Chairman of the Board and President since April 29, 2005 and is currently the Chief Executive Officer and the Chief Financial Officer. From April 29, 2005 until January 12, 2006, Mr. Daniel Ollech was also the company’s Chief Executive Officer, Treasurer and Secretary. From 2003 to the present, Mr. Daniel Ollech has served as a director of Livorno Investments S.A. (“Livorno”), an international holding company with interests in various world trading companies in the areas of coffee, sugar, and oil. Since 2001 Mr. Daniel Ollech has also been a Director (which in Brazil equates to an executive officer), of UCS Group, a company which provides financing through factoring and securitizations. Prior to 2001, Mr. Daniel Ollech managed his own investment portfolio. Mr. Daniel Ollech graduated with a degree in marketing from Escola Superior de Marketing, in 1980.

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

Family Relationships

Daniel Ollech, our chairman, president, Chief Executive Officer and Chief Financial Officer, and Jacques Ollech, our Executive Vice President and a director, are brothers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock (“Reporting Persons”), to file reports of ownership and changes in ownership of our common stock. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports received or written representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2007 all Reporting Persons complied with these filing requirements on a timely basis.

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

No salary or other monetary compensation of any nature whatsoever has been made to any executive officers of the Company since 2005.

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

Option/ SAR Grants

There were no grants of options or grant of restricted stock to executive officers or employees in 2007.

Aggregated Option/ SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/ SAR Values

No stock options were exercised by the named executive officers in 2007.

Long-Term Incentive Plan

There were no awards made to the executive officers in 2007.

Directors’ Compensation

The directors currently receive no compensation for acting as directors.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On March 27, 2007 the Company announced the resignation of Mr. Yossi Haras from his positions as the Company’s chief financial officer and secretary and the nomination of Mr. Daniel Ollech in his place. On February 13, 2008, the Company announced the resignation of Mr. Yaron Arbell from his position as the Company’s chief executive officer and the nomination of Mr. Daniel Ollech in his place.

Item11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders
The following table sets forth, as of December 31, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature
	of Beneficial		Percentage of
	Ownership		Class(2)
Name and Address of Beneficial Owner(1)
5% Shareholders
Livorno Investments S.A. (3) Rua Cotoxo 611-cj63 Sao Paulo-SP- Brazil 05021-000	91,754,538	(4)	48.1%
IDIS Holdings LLC	15,000,000		10.0%
Emerdale Enterprises Ltd c/- Trust Services, Chamer strasse 12C, PO Box 4436, ZUG Switzerland, 6304	8,000,000		5.3%
Rolf Investments LTD c/- Trust Services, Chamer strasse 12C, PO Box 4436, ZUG Switzerland, 6304	7,200,000		4.8%

Directors and Executive Officers
Daniel Ollech	500,000	(5)	0.4%
Jacques Ollech	500,000	(6)	0.4%
All Directors and Executive Officers as a Group (4 Persons)	1,000,000	(7)	0.8%

(1)	Each of our directors and executive officers may be reached at 575 Madison Avenue, Suite 1006, New York, New York 10022-2511 .
(2)
Based on 148,986,955 shares of common stock outstanding as at April 14, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)
Daniel Ollech, our President and chairman, and Jacques Ollech, our Executive Vice President and director, each are a director of, and own one-third of, Livorno Investments Ltd. The remaining one-third is owned by Maurizio Levi. No one person has voting or investment control over the shares in the company held by Livorno Investments Ltd.

(4)
Includes 54,977,738 shares held directly by Livorno. Livorno also holds an 8% Convertible Promissory Note in the principal amount of $10,000,000 due on July 8, 2008, which can be converted (principal and accumulated interest) at any time into shares of our Common Stock at a conversion rate of $0.04 per share. On July 19, 2006 the Company issued 4,000,000 shares to Livorno due to accumulated interest on the said note. On September 2, the Company issued 20,000,000 shares to Livorno due to accumulated interest on the said note.

(5)
Mr. Daniel Ollech holds 500,000 shares directly issued to him on January 18, 2007 in consideration for his personal guarantees to two banks in Brazil in connection with loans received from those banks by BDFC. In addition, Mr. Daniel Ollech owns one-third of Livorno Investments S.A. Livorno beneficially owns 107,644,405 shares (which include shares issuable upon the conversion of the 8% Convertible Promissory Note). See note 3 for additional information.

(6)
Mr. Jacques Ollech holds 500,000 shares directly issued to him on January 18, 2007 in consideration for his personal guarantees to two banks in Brazil in connection with loans received from those banks by BDFC. In addition, Mr. Jacques Ollech owns one-third of Livorno Investments S.A. Livorno beneficially owns 107,644,405 shares (which include shares issuable upon the conversion of the 8% Convertible Promissory Note). See note 3 for additional information.

(7)	See also 3 and 4 above regarding shares beneficially owned by Livorno.

Equity Compensation Plan Information

The company has established global equity compensation plans.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as disclosed in Note 19 to the Consolidated Financial Statements included herein, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest, except that Daniel Ollech, our President and chairman, and Jacques Ollech, our Executive Vice President and director, each own one-third of Livorno Investments, Ltd. to whom we issued a convertible note in the principal amount of $10,000,000. The note bears interest at a rate of 8% per annum and principal and interest can be converted at any time prior to July 8, 2008 into our common stock at a conversion rate of $0.04 per share. In addition, the salaries of the executive officers have been paid in 2006 through an affiliate of Livorno Investments S.A.

Item 13.	EXHIBITS

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit
Number	Description

10.1
Resignation of Yaron Arbell, chief executive officer and the appointment of Daniel Ollech as the Company’s chief financial officer (incorporated by reference from our Form 8-K Current Report, filed February 13, 2008).

10.2
Resignation of Yossi Haras, chief financial officer and the appointment of Daniel Ollech as the Company’s chief financial officer (incorporated by reference from our Form 8-K Current Report, filed March 27, 2007).

10.1	Global shares and option plan.

21.1	Subsidiaries of the Registrant.

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Related Fees

The following table presents fees for professional audit services rendered by Schwartz Levitsky Feldman LLP and HLB Audilink (with respect to certain professional services undertaken in Brazil) for the audit of our company’s annual financial statements for the years ended December 31, 2007 and 2006 and other fees billed for other services rendered by Schwartz Levitsky Feldman LLP, Barry Smulofsky C.P.A, LLC and HLB Audilink   during these years. Schwartz Levitsky Feldman LLP acted as our principal auditor and audit field work was performed by HLB Audilink, as a contractor under the direction, supervision and review of Schwartz Levitsky Feldman LLP. Barry Smulofsky C.P.A arranged the Company’s tax return for the year 2007.

	U.S. Audit and Related Fees		Brazil Audit and Related Fees
	(U.S. $)					($R)
	2007	2006			2007			2006
Audit fees	72,000	$29,000	$	R	37,243	$	R	30,898
Audit-related fees	—	$29,000	$	R	13,600	$	R	4,000
Tax fees	—	$4,500	$	R	—	$	R	—
Other fees	—	$—	$	R	—	$	R	—
Total:		$62,500	$	R	50,843	$	R	34,898

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B&D FOOD CORP.

By:	/s/ Daniel Ollech
Daniel Ollech, CEO, CFO and Director
(Principal Executive Officer)
Date: April 14, 2008

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Ollech	Chief Financial Officer Chief Executive Officer	May 16, 2008
Daniel Ollech	(Principal Accounting Officer) Chairman of the Board and President

/s/ Jacques Ollech	Executive Vice President and Director	May 16, 2008
Jacques Ollech

B&D FOOD CORP. AND SUBSIDIARY

December 31, 2007 and 2006

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-2 - F-3
Consolidated Statements of Loss and Comprehensive Loss	F-4
Consolidated Statements of Stockholders' Deficit	F-5
Consolidated Statements of Cash Flows	F-6
Notes to the Consolidated Financial Statements	F-7 - F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
B&D Food Corp.

We have audited the accompanying consolidated balance sheets of B&D Food Corp. (incorporated in the state of Delaware in the United States of America) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, Stockholders’ deficit and cash flows for the years then ended (all expressed in United States dollars). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable, assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of B&D Food Corp. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has a substantial working capital deficiency and Stockholders’ deficit as at December 31, 2007. These conditions raise substantial doubt about its ability to continue as going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
May 15, 2008	Licensed Public Accountants

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31

(Expressed in United States Dollars)

	Note	2007	2006
ASSETS
Current Assets
Cash and cash equivalents		$3,175	$2,968
Accounts receivable - trade, net of allowance for doubtful accounts of $47,787 (2006 - $39,665)		19,213	9,515
Inventory	5	-	39,564
Prepaid and sundry assets		4,689	77,942
Total Current Assets		27,077	129,989
Long-Term Assets
Other receivables	6	500	259,475
Property, plant and equipment, net	7	1,719,723	1,862,122
Total Long-Term Assets		1,720,223	2,121,597
Total Assets		$1,747,300	$2,251,586

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

AS AT DECEMBER 31

(Expressed in United States Dollars)

	Note	2007	2006
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank loans	8	$1,380,572	$1,646,564
Accounts payable	9	611,689	321,272
Accrued liabilities and other payables	10	5,198,371	3,936,229
Long-term debt - current portion	11	1,213,938	782,153
Convertible debentures - current portion	12	11,472,557	-
Total Current Liabilities		19,877,127	6,686,218
Long-Term Liabilities
Allowance for severance pay		144,582	104,497
Long-term debt	11	32,453	253,374
Convertible debentures	12	1,023,474	10,823,425
Total Long-Term Liabilities		1,200,509	11,181,296
Total Liabilities		21,077,636	17,867,514
Commitments and Contingencies	13
Going Concern	2
Stockholders' Deficit	14
Common shares of $ 0.001 par value; Authorized: 400,000,000 shares as of December 31, 2007 and 2006; Issued and outstanding: 148,986,955 and 104,250,000 shares as of December 31, 2007 and 2006, respectively		148,987	104,250
Additional paid-in capital		2,682,769	1,199,756
Accumulated other comprehensive loss		(379,635)	(379,635)
Accumulated deficit		(21,782,457)	(16,540,299)
Total Stockholders' Deficit		(19,330,336)	(15,615,928)
Total Liabilities and Stockholders' Deficit		$1,747,300	$2,251,586

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31

(Expressed in United States Dollars)

		2007	2006
REVENUES		$78,757	$277,528
COST OF GOODS SOLD		244,756	354,593
GROSS LOSS		(165,999)	(77,065)
EXPENSES
General and administrative		2,244,304	1,871,834
Depreciation		142,284	147,038
TOTAL OPERATING EXPENSES		2,386,588	2,018,872
LOSS FROM OPERATIONS		(2,552,587)	(2,095,937)
Financial		(2,692,622)	(1,568,159)
Other income, net		3,051	87,172
LOSS BEFORE TAXES		(5,242,158)	(3,576,924)
Taxes	15	-	600
NET LOSS		(5,242,158)	(3,577,524)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT		-	(201,652)
COMPREHENSIVE LOSS		$(5,242,158)	$(3,779,176)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED		$(0.04)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED		125,396,355	101,100,000

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(Expressed in United States Dollars)

	Common Stock
	Number	Amount	Additional Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Deficit
Balance January 1, 2006	100,000,000	100,000	$371,381	$(177,983)	$(12,962,775)	$(12,669,377)
Issuance of shares for services	250,000	250	32,375	-	-	32,625
Conversion of convertible note with parent company (note 13)	4,000,000	4,000	796,000	-	-	800,000
Foreign currency translation	-	-	-	(201,652)	-	(201,652)
Net loss for the period	-	-	-	-	(3,577,524)	(3,577,524)
Balance, December 31, 2006	104,250,000	$104,250	$1,199,756	$(379,635)	$(16,540,299)	$(15,615,928)
Conversion of convertible note with parent company (note 13)	20,000,000	20,000	780,000	-	-	800,000
Issuance of shares for services	24,736,955	24,737	498,013	-	-	522,750
Warrants granted for services	-	-	205,000	-	-	205,000
Net loss for the period	-	-	-	-	(5,242,158)	(5,242,158)
Balance, December 31, 2007	148,986,955	148,987	$2,682,769	$(379,635)	$(21,782,457)	$(19,330,336)

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

(Expressed in United States Dollars)
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,242,158)	$(3,577,524)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	142,284	147,038
Change in allowance for bad debts	-	38,937
Change in provision for contingencies	40,085	29,245
Interest due to convertible notes and bank debts	1,280,769	901,953
Change in allowance for severance pay	-	18,545
Gain from disposition of property, plant and equipment	(13,289)	(139,677)
Issuance of shares for services	727,750	-
Changes in operating assets and liabilities:
Accounts receivable	(9,698)	(7,620)
Inventory	39,564	16,284
Prepaid and sundry assets	73,253	112,048
Other receivables	258,975	350,445
Accounts payable	290,417	116,619
Accrued liabilities and other payables	1,262,142	1,020,946
NET CASH USED IN OPERATING ACTIVITIES	(1,149,906)	(972,761)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property, plant and equipment, net	14,910	6,900
Acquisition of property, plant and equipment, net	(1,506)	-
NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	13,404	6,900
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) bank loans	-	(42,543)
Repayment of long term debt	(100,791)	(203,371)
Proceeds from convertible debentures	1,237,500	450,000
Receipt of loans from related party	-	679,741
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,136,709	883,827
EFFECT OF FOREIGN CURRENCY TRANSLATION	-	785
NET INCREASE IN CASH AND CASH EQUIVALENTS	207	(81,249)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,968	84,217
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,175	$2,968

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS AND BUSINESS COMBINATION

B&D Food Corp. (“B&D” or “the Company”) is a US corporation that concentrates in acquiring, organizing, developing and upgrading companies in the food industry, and more specifically in the coffee industry. Currently the Company's operates through its subsidiary in Brazil.

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

On July 11, 2005, the Company entered into a Share Purchase Agreement (the “Agreement”) with BDFC Brasil Alimentos LTDA., a company formed pursuant to the laws of Brazil (“BDFC”) and the stockholders of BDFC (the “BDFC stockholders”) dated as July 8, 2005. Pursuant to the Agreement, the Company acquired effectively 100% of the outstanding equity stock of BDFC from the BDFC stockholders. As consideration for the acquisition of BDFC, the Company agreed to issue 95,344,688 shares of the Company’s common stock to the BDFC stockholders. As additional consideration, the company issued an 8% convertible promissory note, in the amount of $10,000,000 to the BDFC stockholders in consideration for the entire preferred stock of BDFC. The note is payable (principal plus accumulated interest) on July 8, 2008 and may be converted, at the option of the holder, at any time, prior to or at the time of repayment by the Company, to the Company’s common stock at the rate of $0.20 per share. At the date of the agreement, BDFC stockholders were also the controlling shareholder of the Company.

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

On November 1, 2000, due to adverse financial conditions, BDFC filed a Judicial Creditor’s Agreement called “Concordata Preventiva”. This agreement consolidates the Company’s debts and postpones all obligations to suppliers and banks for a period of time. The creditor’s agreement under “Concordata Preventiva” provided for payment in two installments, the first installment of 40% to be paid in one year and the remaining 60% to be paid in two years. BDFC made the full payments of $144,000 and $216,000 on October 30, 2001 and November 25, 2002, respectively. On March 8, 2005, BDFC paid an additional $15,562 as required by the courts. To generate sufficient cash flows, in January 21, 2003 management leased its manufacturing facility and equipment to Comercio e Industrias Brasileiras Coimbre S/A (“Coimbra”), an unrelated party. Rents received from the lease were used by BDFC to pay its debts.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Expressed in United States Dollars)

2.	GOING CONCERN

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has raised capital and financing to cover all of its losses from operations since inception but the Company's ability to continue as a going concern is contingent upon its ability to attain and sustain profitable operations and to generate sufficient capital and financing from external investors and lendors. For the year ended 31 December 2007 the Company experienced a net loss of $5,242,158 (2006 - $3,577,524) and has a working capital deficiency of $19,850,050 (2006 - $6,556,229). In addition, the Company has defaulted on certain bank loans as further described in note 11.

In the opinion of the management, the anticipated growth of operations, the funds raised during 2007 and the first quarter of 2008, and the contacts with potential new investors in the future, will permit the Company to continue as a going concern in the coming year, until such time that the Company obtains profitable operations.

In the event the Company does not reach significant operations, it may become necessary to sell the land and building that the Company operates from.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.	BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its effectively 100% owned subsidiary, BDFC Brazil Alimentos LTDA.

Brazilian company’s law required Brazilian corporations to have more than one stockholder. B&D Foods Corporation holds effectively 100% of the shares and the minority interest is held in trust for B&D Food Corporation by a related party in order to comply with local regulations.

All significant inter-company accounts and transactions are eliminated on consolidation.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Expressed in United States Dollars)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Amounts that require significant management estimate include the expected life of property, plant and equipment; the provision for obsolete inventory and bad debts; asset impairments; and the fair value of stock based compensation. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Revenue Recognition

The Company recognizes revenue in accordance with the U.S. Securities and Exchange Commission (the "SEC") Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition ("SAB No. 104"). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.

Revenues from coffee and coffee products are recognized when persuasive evidence of an arrangement exists and upon delivery of goods and transfer of title to the customers and when collection is reasonably assumed.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on account and short-term investments with remaining maturities at acquisition of three months or less.

Inventory

Cost of raw materials is determined using the “first in, first out” method; and finished products on the basis of direct manufacturing costs plus allocable overhead.

The net realizable value of inventory quantities on hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on the Company’s forecast of product demand and production requirements.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation, based on the estimated useful lives of the assets, is provided using the under noted annual rates and methods:

Building	25 year straight line
Computers, furniture and machinery	3-16 year straight line
Motor vehicles	7 year straight line

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Expressed in United States Dollars)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

Prior to January 1, 2007, the Company determined that its foreign operations held in BDFC were self-contained from parent company B&D therefore the functional currency of BDFC was the Brazilian Real. Transactions and balances of BDFC were translated into U.S. dollars, the reporting currency, in accordance with the principles set forth in the Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. All balance sheet accounts, except stockholders’ deficit accounts, had been translated using the exchange rates in effect at the balance sheet date. Stockholders’ deficit accounts were translated at the historical exchange rates. Revenues and costs had been translated at the average exchange rates prevailing during the year. The resulting aggregate translation adjustments were reported as a component of accumulated other comprehensive loss in stockholders’ deficit.

Effective January 1, 2007 the Company determined that its foreign operations held in BDFC were integrated with the operations of the parent company B&D. BDFC has therefore changed its functional currency from the Brazilian Real to U.S. dollars. The U.S. dollar is also the reporting currency of the Holding Company. Under SFAS No. 52, if the entity’s books of record are not maintained in its functional currency, remeasurement into the functional currency is required. The remeasurement process is intended to produce the same result as if the Company’s books of record had been maintained in U.S. dollars. The Company remeasured all balance sheet accounts, except for the property, plant and equipment and the Stockholders’ deficit accounts using the historical exchange rates. Revenues and costs had been translated at the average exchange rates prevailing during the year. The resulting aggregate translation adjustments were reported as a component of the statement of loss as part of the foreign exchange result.

Lease Commitments

The Company recognizes the lease payments of an operating lease pursuant to SFAS 13, Accounting for Leases. When the lease agreement includes rent abatements and escalation in lease payments, the Company recognizes the total cost of the lease on a straight line basis over the entire term of the lease.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Expressed in United States Dollars)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Loss

The Company has adopted SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive loss is presented in the statement of loss and comprehensive loss, and consists of net loss and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87, Employers' Accounting for Pensions. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to SFAS No. 128, Earnings per Share, which requires disclosure in the financial statements of basic and diluted earnings (loss) per share. Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the years ended December 31, 2007 and 2006, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Expressed in United States Dollars)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates annually at year end whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. As described in note 2, the long-lived assets have been valued on a going concern basis. However, substantial doubt exists as to the ability of the Company to continue as a going concern. If the Company ceases operations, the asset values may be materially impaired.

Severance Pay

The Company’s subsidiary liability for severance pay is calculated pursuant to Brazilian laws and employee agreements based on the most recent salary of the employees. Severance pay expenses for the years ended December 31, 2007 and 2006 amounted to $144,582 and $104,479 respectively.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140. SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company was required to adopt these provisions at the beginning of the fiscal year ending December 31, 2007. SFAS No. 155 did not have an impact on the financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company was required to adopt these provisions at the beginning of the fiscal year ending December 31, 2007. SFAS No. 156 did not have an impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157, Defining Fair Value Measurement ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Expressed in United States Dollars)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In September 2006, FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158") . The Company has adopted SFAS 158 except for the requirement to measure plan assets and benefit obligations as of the date of the Company's fiscal year-end statement of financial position which is effective to fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 158 could have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

In April 2007, the FASB issued a FASB Statement Position ("FSP") on FASB Interpretation ("FIN") 39-1 ("FIN 39-1") which modifies FIN 39, Offsetting of Amounts relating to Certain Contracts ("FIN 39"). FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FIN 39. Upon adoption of this FASB Staff Position ("FSP"), a reporting entity shall be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact of implementing this standard.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Expressed in United States Dollars)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2008, FASB issued FASB Staff Position (“FSP”) on SFAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP SFAS 140-3”). The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” ("SFAS 140"). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years. Earlier application is not permitted. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

In February 2008, FASB issued FSP SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP SFAS 157-1”). FSP SFAS 157-1 amends SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations”, or FASB Statement No. 141 (revised 2007), "Business Combinations", regardless of whether those assets and liabilities are related to leases. FSP SFAS 157-1 is effective upon the initial adoption of SFAS 157.

In February 2008, FASB issued FSP SFAS No. 157-2, Effective date of FASB Statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS No. 157, Fair Value Measurement to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

In March 2008, FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 161 could have on its financial statements.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Expressed in United States Dollars)

5.	INVENTORY

	2007	2006

Packaging	$122,247	$102,513
Dissolvable coffee	16,871	29,220
Material for resale	4,479	3,718
Fuel and lubricants	6,129	4,939
Less provision for obsolescence	(149,726)	(100,826)
	$-	$39,564

6.	OTHER RECEIVABLES

	2007	2006

Taxes recoverable	$-	$258,975
Long term deposits	500	500
	$500	$259,475

7.	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

	2007	2006

Land and building	$1,955,167	$1,955,167
Computers, furniture and machinery	1,337,034	1,345,628
Motor vehicles	24,687	24,687
	3,316,888	3,325,482
Accumulated depreciation	(1,597,165)	(1,463,360)
Net book value	$1,719,723	$1,862,122

8.	BANK LOANS

	2007	2006

UCS Fomento Comercial S.A.	$857,786	$781,959
Unibanco	468,969	560,074
Banco Real	30,156	25,031
Other bank overdrafts	23,661	279,500
	$1,380,572	$1,646,564

The Company has outstanding and defaulted various demand loans from various financial institutions in Brazil. The average interest rate on these loans is the Brazilian monthly interest reference rate, derived by averaging the variations in 30-day CD yield rates among the top financial institutions in the Brazil ("TR"), plus 0.5%. All loans are unsecured and are due on demand. A corporate stockholder has guaranteed one of the loans in the amount of $468,969. The Company is currently attempting to renegotiate the terms with the banks. Included in bank loans is a loan to a financial institution, which is owned by the controlling shareholder, in the amount of $857,786 (2006 - 781,959).

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Expressed in United States Dollars)
9.	ACCOUNTS PAYABLE

	2007	2006

Trade payable (*)	$1,226,864	$831,883
Less judicial deposits	(615,174)	(510,611)
	$611,690	$321,272
(*) The judicial deposit represent payments made mainly in 2001 and 2002 under the Judicial Creditors Agreement (see also note 1).

10.	ACCRUED LIABILITIES AND OTHER PAYABLES

	2007	2006

Brazilian taxes payable other than income tax	$2,437,611	$1,915,816
Employees and related institutions	1,739,384	1,315,874
Provision for contingencies (note 14)	427,372	354,730
Amounts payable to stockholders of the Company, unsecured, non interest bearing and payable on demand	152,384	230,881
Other accrued liabilities	441,620	118,928
	$5,198,371	$3,936,229

Included in employees and related institutions is $1,002,138 (2006 - $508,316) in accrued management fees which are payable to a corporate shareholder.

Until June 2006, BDFC’s debt to the Brazilian tax authority was subject to the Refis II Program, which, in Brazil, affords a company an opportunity to pay taxes in instalments over a 180 month (15 year) period. Due to a delay in July’s payment BDFC lost its eligibility to participate in the Refis II Program and is now in the process of negotiating a payment plan in respect of the debt with the tax authority, totalling $1,295,576. Until there is a final agreement with the tax authorities there can be no certainty of the outcome. Management’s estimate of the tax liability has been classified as current liabilities and is included in other payables.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Expressed in United States Dollars)

11.	LONG-TERM DEBT

	2007	2006

Mortgage, payable in blended monthly installments of $31,330, bearing interest at the rate of TR, due March 2008. The mortgage is secured by the property disclosed in note 7. The Company has defaulted on its payments and is currently attempting to renegotiate the terms with the bank.	$980,114	$801,930
Various unsecured term loans at TR plus 0.2%.	266,277	208,565
	1,246,391	1,010,495
Less current portion	(1,213,938)	(757,122)
	$32,453	$253,373

Approximate principal repayments required by the loans are comprised as follows:

2008	$1,213,938
2009	32,453
$1,246,391

12.	CONVERTIBLE DEBENTURES AND PROMISSORY NOTES

Composed of:

	2007	2006

Convertible debentures - parent company	$10,377,778	$10,368,218
Convertible debentures - other	1,755,691	455,207
Promissory notes	362,562	-
	12,496,031	10,823,425

The convertible debentures and promissory notes are unsecured and mature and become due as follows:

	2007	2006

Current, due in 2008	11,472,557	-
Amount due in 2009	732,863	10,552,814
Amount due in 2011	290,611	270,611
	$12,496,031	$10,823,425

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Expressed in United States Dollars)

12.	CONVERTIBLE DEBENTURES AND PROMISSORY NOTES

On December 20, 2005, the Company issued an unsecured convertible promissory note in the amount of $250,000 to a third party. The note bears annual interest of 8% and matures on December 20, 2011. The note may be converted, at the option of the holder, into shares of the Company’s common stock par value $0.001 six months after issuance at a discount of 10% of the average closing price per share for the common stock as recorded on the OTC Bulletin Board for the ten trading days prior to the conversion. The embedded derivative was separated and was included in accounts payable. The fair value of the embedded derivative as of December 31, 2007 total to $Nil (2006 - $5,833). After separating the embedded derivative, the effective interest of the note is 15%. Interest accumulated in the year 2007 net of amortization of the referred embedded derivative due to this note amounted to $64,951.

On July 11, 2005, in connection with the business combination described in note 1, the Company issued an unsecured 8% convertible promissory note, in the amount of $10,000,000 to the BDFC stockholders in consideration for the entire preferred stock of BDFC. The note is payable (principal plus accumulated interest) on July 8, 2008 and may be converted, at the option of the holder, at any time, prior to or at the time of repayment by the Company, to the Company’s common stock at the rate of $0.20 per share. At the date of the agreement, BDFC stockholders were also the controlling stockholders of the Company. On July 11, 2006, pursuant to a conversion notice received from Livorno Investment S.A (“Livorno”), by which Livorno elected to convert all of the annual accumulated interest on its convertible note (which amounted to $800,000) into shares of the Company’s common stock at a conversion price of $0.20 per share, the Company issued 4,000,000 shares of common stock to Livorno. Livorno is a corporate shareholder of the Company. Interest accumulated in the year 2007 due on this note amounted to $357,260. On May 7, 2007 the Company agreed to amend the terms of the note with Livorno to change the conversion rate from $0.20 to $0.04 per share. On August 1, 2007, pursuant to a conversion notice received from Livorno, by which Livorno elected to convert notes in the amount of $800,000 into shares of the Company’s common stock at a conversion price of $0.04 per share, the Company issued 20,000,000 shares of common stock to Livorno.Teh remainign balance and interest payable as at December 31, 2007 was $10,377,778.

On February 24, 2006, the Company issued an unsecured convertible promissory note in the principal amount of $100,000 to a third party. On March 8, 2006 and April 19, 2006 the Company issued another two convertible promissory notes, to another third party, in the aggregate principal amount of $100,000. The notes bears annual interest of 9.5% and mature after two years. At any time after the first six months, the holder has the right to convert the principal and interest due on the note into fully paid and non-assessable shares of the Company’s common stock, par value $.001 per share. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount of the plus accrued interest (if any) by 0.65. Interest accumulated in the year 2007 due to this note amounted to $35,007.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Expressed in United States Dollars)

12.	CONVERTIBLE DEBENTURES AND PROMISSORY NOTES (Continued)

On June 7, 2006, the Company issued an unsecured convertible promissory note, to another third party, in the principal amount of $250,000. The note bears annual interest of 8% and matures after two years. At any time after the first six months, the holder has the right to convert the principal and interest due on the June Note into fully paid and non-assessable shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount of the note plus accrued interest (if any), by ninety percent (90%) of the average closing price per share for the common stock as recorded on the OTC Bulletin Board for the ten trading days prior to conversion. The embedded derivative was separated and was included in accounts payable. The fair value of the embedded derivative as of December 31, 2007 total to $5,833. After separating the embedded derivative, the effective interest of the note is 15%. Interest accumulated in the year 2007 net of amortization of the referred embedded derivative due to this note amounted to $50,113.

During 2007, the Company issued unsecured convertible promissory notes to various third parties in the principal amount of $1,017,500. The notes bear annual interest ranging from 8% to 11% and mature after either one or two years. At any time after the first six months, the holder has the right to convert the principal and interest due into fully paid and non-assessable shares of the Company’s common stock, par value $.001 per share. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount plus accrued interest (if any) by rates ranging from 0.04 to 0.35. Interest accumulated in the year 2007 due to these notes amounted to $57,442.

During 2007, the Company issued unsecured promissory notes to various third parties in the principal amount of $340,000. The notes bear annual interest ranging from 6% to 10.5% and mature after one year. Interest accumulated in the year 2007 due to these notes amounted to $22,562.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Expressed in United States Dollars)

13.	COMMITMENTS AND CONTINGENCIES

There are various claims arising in the ordinary course of business that are outstanding against BDFC in the total amount of $740,851. The Company’s management believes, based on the advice of legal counsels, that the provision recorded in the accounts at the total amount of $427,372 is adequate to cover the anticipated losses arising from those claims.

BDFC is now in the process of negotiating a payment plan with the Brazilian tax authority in respect of an income tax debt totalling $1,295,576. Until there is a final agreement with the tax authorities there can be no certainty of the outcome. BDFC could be required to pay penalties and interest on this debt. Managements estimate of the tax liability has been classified as current liabilities and is included in other payables, see note 10.

In September 2007, the Company entered into a 99 year operating lease (with an option to renew for another 99 years) on a 5,000 hectare coffee plantation in Ethiopia to grow arabica coffee beans in one of the world’s most sought-after regions for coffee. Pursuant to the lease, the Company is committed to payments of approximately $42,248 per year.

Minimum payments per fiscal year under the lease are as follows:

2008	$42,248
2009	42,248
2010	42,248
2011	42,248
2012	42,248
Thereafter	4,168,464
$4,379,704

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Expressed in United States Dollars)

14.	CAPITAL STOCK

The following transactions occurred from January 1, 2006 to December 31, 2007:

On July 11, 2006, pursuant to a conversion notice received from Livorno Investment S.A (“Livorno”), by which Livorno elected to convert all of the annual accumulated interest on its convertible note (which amounted to $800,000) into shares of the Company’s common stock at a conversion price of $0.20 per share, the Company issued 4,000,000 shares of common stock to Livorno. Interest accumulated in the year 2006 due on this note amounted to $789,040.

On August 20, 2006, the Board of Directors authorized the issuance of 1,000,000 shares of the Company’s common stock to two of the Company’s stockholders in consideration for their personal guarantees to two banks in Brazil in connection with loans received from those banks by BDFC. The shares were issued on January 18, 2007. Based on the closing price of the Company’s common stock as recorded on the OTC Bulletin Board at the Balance Sheet Date, the Company recorded an allowance for this liability in an amount of $85,000.

On January 4, 2007, the Board of Directors authorized the issuance of 4,150,000 shares of the Company’s common stock to two of the Company’s officers in consideration for their services. The shares were issued on January 18, 2007. The services were valued at the market rate of the Company's common stock on the date of issuance, totalling $352,750.

On June 13, 2007 and December 6, 2007 the company issued 15,000,000 and 4,500,000 shares respectively of its common stock at a price of $0.02 per share for services rendered. In connection with the issuance the Company granted warrants, exercisable at $0.10 per share, to the lender providing to the lender the right to buy 19,500,000 shares of common stock of the Company.

On August 1, 2007, pursuant to a conversion notice received from Livorno, by which Livorno elected to convert notes in the amount of $800,000 into shares of the Company’s common stock at a conversion price of $0.04 per share, the Company issued 20,000,000 shares of common stock to Livorno.

On August 31, 2007 the Company issued 1,086,955 shares of its common stock for services rendered by a consultant valued at $50,000.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Expressed in United States Dollars)
15.	INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109. SFAS No. 109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The components of deferred income taxes, have been determined at the Brazilian statutory rate of 24% (2006 - 24%) and the combined U.S. federal and state statutory rate of 35% (2006 - 35%) and are as follows:

	2007	2006

Deferred income tax assets (liabilities):
Net operating loss carry-forwards	$2,805,203	$1,434,440
Property, plant and equipment	62,249	60,403
Valuation allowance	(2,867,452)	(1,494,843)
Deferred income taxes	$-	$-

The Company has approximate tax losses available to be applied against future years income totalling approximately $8,840,000.

Due to the losses incurred since inception and expected future operating results, management has determined that the Company does not meet the 'more likely than not' criteria that the deferred tax assets resulting from the tax losses available for carry-forward and the differences in tax bases of assets will be realized through the reduction of future income tax payments, accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Expressed in United States Dollars)
16.	WARRANTS

A summary of stock warrant activity is as follows:

	Shares Subject to Warrants	Weighted Average Exercise Price
Outstanding on 31 December 2005	-	$-
Granted	-	-
Exercised / forfeited / expired	-	-
Outstanding on 31 December 2006	-	-
Granted	19,500,000	0.10
Exercised / forfeited / expired	-	-
Outstanding and exercisable on 31 December 2007	19,500,000	$0.10

The following transactions occurred from 1 January 2006 through 31 December 2007:

On June 13, 2007 and December 6, 2007 the company issued 15,000,000 and 4,500,000 shares respectively of its common stock at a price of $0.02 per share. In connection with the issuance the Company granted warrants, exercisable at $0.10 per share, to the lender providing to the lender the right to buy 19,500,000 shares of common stock of the Company. The warrants expire after two years.

The warrants were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 3.03% - 5.08%, expected dividend yield of zero, expected life of two years and expected volatility of 62.67%.

17.	SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended 31 December 2007 the Company paid $1,411,853 (2006 - $666,206) in interest and there were no income taxes paid.

On January 4, 2007, the Board of Directors authorized the issuance of 4,150,000 shares of the Company’s common stock to two of the Company’s officers in consideration for their services. The shares were issued on January 18, 2007. The services were valued at the market rate of the Company's common stock on the date of issuance, totalling $352,750.

On June 13, 2007 and December 6, 2007 the company issued 15,000,000 and 4,500,000 shares respectively of its common stock at a price of $0.02 per share for services rendered. In connection with the issuance the Company granted warrants, exercisable at $0.10 per share, to the lender providing to the lender the right to buy 19,500,000 shares of common stock of the Company.

On August 31, 2007 the Company issued 1,086,955 shares of its common stock for services rendered by a consultant valued at $50,000.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Expressed in United States Dollars)

18.	SUBSEQUENT EVENTS

During January 2008 the Company received loans from a company owned by the controlling shareholder in the amount of $460,900. The loans are unsecured, are non-interest bearing and are due on demand.

During January 2008, the Company issued unsecured convertible promissory notes to an unrelated individual in the principal amount of $190,000. The notes bear annual interest at 13% and mature after one year. At any time after the first six months, the holder has the right to convert the principal and interest due into fully paid and non-assessable shares of the Company’s common stock, par value $.001 per share. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount plus accrued interest (if any) by 0.10.

During February 2008, the Company issued an unsecured promissory note to to an unrelated individual in the principal amount of $700,000. The note is unsecured, bears annual interest at 8% and matures after one year.

In January 2008, the Company entered into a transaction with the Canaan Group (Coffee company located in Brazil), which consists of three companies: Socan Produtos Alimenticios Ltda. (“Socan”), Leite Canaan Industria e Comercio Ltda. (“Leite Canaan”) and Geskan Industria e Comercio Ltda. (“Geskan”), pursuant to which the Company will assume full control over the Canaan Group if payments are made within six months of January 28, 2008 (the “Payment Date”) of $37,500,000 by delivery of (a) 50,000,000 shares issued by the Company, if and when our share price reaches $0.75 and an average of 2.5% of total outstanding and issued shares trades on a daily basis for the six months, (b)$37,500,000 in cash prior to the Payment Date or (c) a combination of shares issued by the Company and cash, as provided for in items "(a)" and "(b)" above until the Payment Date. Notwithstanding anything else to the contrary, the seller of the Canaan Group may opt to receive the 50,000,000 shares issued by the Company irrespectively of the share price at anytime within 36 months of January 28, 2008. The Company is currently renegotiating certain key terms of this transaction and it is expected that the Company will assume full control over the Canaan Group within fiscal 2008.

19.	TRANSACTIONS WITH RELATED PARTIES

Related party transactions are in the normal course of operations and are recorded at the exchange amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

On July 15, 2006, in connection with its corporate tax planning, the Company signed a management service agreement with L.M.S Livorno Management Services Ltd. (“LMS”), a subsidiary company of Livorno, pursuant to which LMS will pay the annual salaries of the Company’s President, Vice President, CEO and CFO in consideration for management fees to be paid to LMS for the year 2007 in the amount of $497,994 (2006 - $659,000).

On September 15, 2006 and December 1, 2006 BDFC sold two machines to a related party in the total amount of $165,600 (360,000 Brazilian Real). BDFC asked the related party to repay its debt by paying directly to some of BDFC’s creditors, as BDFC will instruct. As of December 31, 2006, the open balance of the related party due to the said acquisitions total $72,659.

The Company accrued interest on the convertible debenture payable to Livorno in the amount of $800,000 and interest on a bank loan payable to a company controlled by a stockholder for in the amount of $118,883 for the year ended December 31, 2007.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Expressed in United States Dollars)

19.	TRANSACTIONS WITH RELATED PARTIES (Continued)

On January 4, 2007, the Board of Directors authorized the issuance of 4,150,000 shares of the Company’s common stock to two of the Company’s officers in consideration for their services. The shares were issued on January 18, 2007. The services were valued at the market rate of the Company's common stock on the date of issuance, totalling $352,750.

Included in accrued liabilities and expensed in general and administrative is a guarantee fee $85,000 payable to a stockholder of the Company for providing guarantees on certain bank loans.

20.	FINANCIAL RISKS

Financial Instruments

Interest rate risk exists from the bank indebtedness and term loans which are exposed to fluctuations in interest rates.

Monetary assets and liabilities held by BDFC are in Brazilian currency and they are subject to the Brazilian devaluation.

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

Concentrations

SFAS No. 105, Disclosure of Information About Financial Instruments with Off Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off balance sheet risk and credit risk concentration. The Company does not have significant off balance sheet risk or credit concentration. The Company maintains cash with major financial institutions. From time to time, the Company has funds on deposit with commercial banks that exceed federally insured limits. Management does not consider this to be a significant risk. Trade receivables are derived from sales to major customers located primarily in Brazil. The Company’s subsidiary performs ongoing credit evaluations of its customers and obtains letters of credit and bank guarantees for certain receivables. An allowance for doubtful accounts is determined with respect to those amounts that were determined to be doubtful of collection and a general allowance is provided to cover additional potential exposures.

21.	COMPARATIVE FIGURES

Certain figures in the 2006 consolidated financial statements have been reclassified to conform with the basis of presentation used in 2007.

EXHIBIT INDEX

Exhibit
Number	Description

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

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 8-K

CURRENT REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Date of Report (Date of earliest event reported): March 27, 2007

B&D Food, Corp.
(Exact name of Registrant as specified in its Charter)

Delaware	000-21247	51-0373976
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

575 Madison Avenue, Suite 1006, New York, New York	10022-2511
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 937-8456

Not Applicable
(Former Name or Former Address, if Changed since Last Report)

Check the appropriate box below if the Form 8-K filing is intended to simultaneously satisfy the filing obligation of the registrant under any of the following provisions (see General Instruction A.2. below):

☐ Written communications pursuant to Rule 425 under the Securities Act (17 CFR 230.425)

☐ Soliciting material pursuant to Rule 14a-12 under the Exchange Act (17 CFR 240.14a-12)

☐ Pre-commencement communications pursuant to Rule 14d-2(b) under the Exchange Act (17 CFR 240.14d-2(b))

☐ Pre-commencement communications pursuant to Rule 13e-4(c) under the Exchange Act (17 CFR 240.13e-4(c))

Item 5.02 Departure of Directors or Certain Officers; Election of
Directors; Appointment of Certain Officers; Compensatory Arrangement of Certain Officers.

March 27, 2007 B&D Food Corporation Inc. ("BDFC") announced today that, effective March 31, 2007, Yossi Haras will resign his positions as Chief Financial Officer and secretary of BDFC in order to become the chief financial officer in another company in Israel, which will require him to commence his new duties on April 1, 2007. To replace Mr. Haras, BDFC has appointed Daniel Ollech with effect from March 31, 2007. Daniel Ollech will certify BDFC's annual report on Form 10K-SB.

Daniel Ollech has served as the Chairman of the Board and President of BDFC since April 29, 2005. From April 29, 2005 until January 12, 2006, Mr. Daniel Ollech was also the company's Chief Executive Officer, Treasurer and Secretary. From 2003 to the present, Daniel Ollech has served as a director of Livorno Investments S.A., an international holding company with interests in various world trading companies in the areas of coffee, sugar, and oil. Since 2001, Daniel Ollech has also been a Director (which in Brazil equates to an executive officer) of UCS Group, a company which provides financing through factoring and securitizations. Prior to 2001, Daniel Ollech managed his own investment portfolio. Daniel Ollech graduated with a degree in marketing from Escola Superior de Marketing in 1980.

Daniel Ollech and Jacques Ollech, BDFC's Executive Vice President and a director, are brothers.

Daniel Ollech owns one-third of Livorno Investments, Ltd. to whom BDFC issued a convertible note in the principal amount of $10,000,000. The note bears interest at a rate of 8% per annum and principal and interest can be converted at any time prior to July 8, 2008 into BDFC common stock at a conversion rate of $0.20 per share. On July 15, 2006, in connection with its corporate tax planning, BDFC signed a management service agreement with L.M.S Livorno Management Services Ltd. ("LMS"), a subsidiary company of Livorno, pursuant to which LMS will pay the annual salaries of the Company's President, Vice President, CEO and CFO in consideration for management fees to be paid to LMS for the year 2006 in the amount of $650,000.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereto duly authorized.

B&D Food Corporation

Dated: May 16, 2008	By:	/s/ Daniel Ollech
Name: Daniel Ollech
Title: Executive Vice President

B & D FOOD CORPORATION

The 2007 Global Stock and Option Plan

This plan, as amended from time to time, shall be known as the B & D Food Corporation 2006 Global Stock and Option Plan (the “ Plan ”).

1.   PURPOSE OF THE PLAN

The Plan is intended to provide an incentive to retain, in the employ of the Company (as defined below) and its affiliates, persons of training, experience and ability ; to attract new employees, directors, consultants and service providers ; to encourage the sense of proprietorship of such persons ; and to stimulate the active interest of such persons in the development and financial success of the Company by providing them with opportunities to purchase stock in the Company. 2.

DEFINITIONS

For purposes of interpreting the Plan and related documents (including the Award Agreement and its appendixes), the following definitions shall apply:

2.1	“Award” means an Option and/or Stock granted to a Grantee, as the case may be, under the Plan.

2.2	“Award Agreement” means the Stock and/or Option Agreement between the Company and a Grantee that evidences and sets out the terms and conditions of an Award.

2.3	“Board” means the Board of Directors of the Company.

2.4
“ Cause ” means (i) conviction of any felony involving moral turpitude or affecting the Company or its affiliates; (ii) any refusal to carry out a reasonable directive of the Company’s Chief Executive Officer, Board or theGrantee’s direct supervisor, which involves the business of the Company or its affiliates and was capable of being lawfully performed; (iii) embezzlement of funds of the Company or its affiliates; (iv) any breach of theGrantee’s fiduciary duties or duties of care of the Company or its affiliates; including without limitation disclosure of confidential information of the Company or its affiliates; and (v) any conduct (other than conduct in good faith) reasonably determined by the Board to be materially detrimental to the Company or its affiliates.

2.5	“Chairman” means the Chairman of the Committee.

2.6	“Committee ” means a compensation committee of the Board, designated from time to time by the resolution of the Board, which shall consist of no fewer than two members of the Board.

2.7	“Company” means B & D Food Corporation.

2.8	“Date of Grant” means the date determined by the Board or authorized Committee as set forth in the Award Agreement.

2.9	“Employee” means a person who is employed by the Company or any affiliate.

2.10	“Expiration date” means the date upon which an Option shall expire, as set forth in Section 8.2 of the Plan.

2.11	“ Fair Market Value ” means as of any date, the value of a Stock determined as follows:

(i)
If the Stock are listed on any established stock exchange or a national market system, including without limitation the Tel-Aviv Stock Exchange, the NASDAQ National Market System or the NASDAQ SmallCap Market , the Fair Market Value shall be the last reported sale price for such Stock (or the highest closing bid, if no sales were reported), as quoted on such exchange or system for the last market trading day prior to time of determination, as reported in The Wall Street Journal, or such other source as the Board deems reliable ;

(ii)
If the Stock are regularly quoted by one or more recognized securities dealers, but selling prices are not reported, the Fair Market Value shall be the mean between the highest bid and lowest asked prices for the Stock on the last market trading day prior to the day of determination ; or

(iii) In the absence of an established market for the Stock, the Fair Market Value thereof shall be determined in good faith by the Board.

2.12	“Grantee” means a person who receives or holds an Award under the Plan.

2.13	“ Option ” means an option to purchase one or more Stock pursuant to the Plan.

2.14	“Option Agreement” means the option agreement between the Company and a Grantee that evidences and sets out the terms and conditions of an Option.

2.15	“Stock Agreement” means the stock agreement between the Company and a Grantee that evidences and sets out the terms and conditions of a Stock.

2.16	“Plan” means the Company’s 2006 Global Stock and Option Plan.

2.17	“Purchase Price” means the price for each Stock subject to an Award.

2.18	“Service Provider” means a director, consultant or adviser of the Company or any affiliate, or any other person who is not an Employee.

2.19	“Stock” means the common stock, $ 0.01 par value, of the Company.

2.20	“Successor Company” means any entity into which the Company is merged to or by which the Company is acquired .

2.21
“Transaction” means (i) merger, acquisition or reorganization of the Company with one or more other entities in which the Company is not the surviving entity, (ii) a sale of all or substantially all of the assets or stock of the Company to another entity.

	2.22	“Vested Award” means any Award, which has already been vested according to the Vesting Dates.

	2.23	“Vesting Dates” means, as determined by the Board or authorized Committee, the date as of which the Grantee shall be entitled to exercise the Awards as set forth in Section 10 of the Plan.

3.	ADMINISTRATION OF THE PLAN

3.1
The Board shall have the power to administer the Plan. To the extent permitted under applicable law, the Board may delegate its powers under the Plan, or any part thereof, to the Committee, in which case, any reference to the Board in the Plan with respect to the rights so delegated shall be construed as reference to the Committee. Notwithstanding the foregoing, the Board shall automatically have residual authority (i) if no Committee shall be constituted, (ii) with respect to rights not delegated by the Board to the Committee, or (iii) if such Committee shall cease to operate for any reason whatsoever.

3.2
The Committee, if appointed, shall select one of its members as its Chairman and shall hold its meetings at such times and places as the Chairman shall determine. The Committee shall keep records of its meetings and shall make such rules and regulations for the conduct of its business as it shall deem advisable.

3.3
The Committee shall have full power and authority subject to the approval of the Board to the extent required under applicable law (and subject further to applicable laws): (i) to designate Grantees; (ii) to determine the terms and provisions of respective Award Agreements (which need not be identical) including, but not limited to, the number of Stock to be covered by each Award, provisions concerning the time or times when and the extent to which the Award may be exercised and the nature and duration of restrictions as to transferability or restrictions constituting substantial risk of forfeiture; (iii) to accelerate the right of a Grantee to exercise, in whole or in part, any previously granted Award; (iv) to interpret the provisions and supervise the administration of the Plan; (v) to determine the Fair Market Value of the Stock; (vi) to designate the type of Award to be granted to a Grantee; (vii) to determine any other matter which is necessary or desirable for, or incidental to , the administration of the Plan.

3.4
The Board and/or the Committee shall have the authority to grant, at its discretion, to the holder of an outstanding Award, in exchange for the surrender and cancellation of such Award, a new Award having a purchase price equal to, lower than or higher than the Purchase Price of the original Award so surrendered and canceled, and containing such other terms and conditions or to change the Purchase Price, as the Committee may prescribe in accordance with the provisions of the Plan.

3.5
Subject to the Company’s incorporation documents, all decisions and selections made by the Board or the Committee pursuant to the provisions of the Plan shall be made by a majority of its members except that no member of the Board or the Committee shall vote on, or be counted for quorum purposes, with respect to any proposed action of the Board or the Committee relating to any Award to be granted to that member. Any decision reduced to writing shall be executed in accordance with the provisions of the Company’s incorporation documents, as the same may be in effect from time to time.

	3.6	The interpretation and construction by the Committee of any provision of the Plan or of any Award Agreement thereunder shall be final and conclusive unless otherwise determined by the Board.

3.7
Subject to the Company’s incorporation documents and the Company’s decision, and to all approvals legally required, each member of the Board or the Committee shall be indemnified and held harmless by the Company against any cost or expense (including counsel fees) reasonably incurred by him, or any liability (including any sum paid in settlement of a claim with the approval of the Company) arising out of any act or omission to act in connection with the Plan unless arising out of such member's own fraud or bad faith, to the extent permitted by applicable law. Such indemnification shall be in addition to any rights of indemnification the member may have as a director or otherwise under the Company's incorporation documents, any agreement, any vote of stockholders or disinterested directors, insurance policy or otherwise.

4.	DESIGNATION OF PARTICIPANTS

The persons eligible for participation in the Plan shall include Employees and/or Service Providers . The grant of an Award hereunder shall neither entitle the Grantee to participate nor disqualify him or her from participating in, any other grant of Award pursuant to the Plan or any other option or share plan of the Company or any of its affiliates.

5.	STOCK RESERVED FOR THE PLAN

5.1
The Company has reserved 10,000,000 (ten million) authorized but unissued Stock for the purposes of the Plan and for the purpose of the Company’s other stock option plans when applicable, subject to adjustment as set forth in Section 7 below. Any Stock which remain unissued and which are not subject to outstanding Options at the termination of the Plan shall cease to be reserved for the purpose of the Plan, but until termination of the Plan the Company shall at all times reserve a sufficient number of Stock to meet the requirements of the Plan. Should any Option for any reason expire or be canceled prior to its exercise or relinquishment in full, the Stock or Stock subject to such Option may again be subjected to an Option under the Plan or under future plans.

5.2
Each Award granted pursuant to the Plan, shall be evidenced by a written Award Agreement between the Company and the Grantee, in such form as the Board shall from time to time approve. Each Award Agreement shall state, inter alia, the number of Stock to which the Option relates, the type of Award granted thereunder, the Vesting Dates, the Purchase Price per Stock and the Expiration Date.

6.	PURCHASE PRICE

6.1
The Purchase Price of each Stock subject to an Award shall be determined by the Committee in its sole and absolute discretion in accordance with applicable law, subject to any guidelines as may be determined by the Board from time to time and shall be paid by the Grantee either at the Date of Grant of the Award or at the date of exercise of the Award, as the case may be. Each Award Agreement will contain the Purchase Price determined for each Grantee .

6.2
Without derogating from the above and in addition thereto, the Purchase Price of each Stock subject to an Option shall be payable upon the exercise of an Option in the following acceptable forms of payment:

		(i)	cash, check or wire transfer.

(ii)
at the discretion of the Committee, through delivery of Stock (including other Stock subject to the Options being exercised) having a Fair Market Value equal as of the date of exercise to the Purchase Price of the Stock purchased and acquired upon the exercise of the Option, or by a different form of cashless exercise method through a third party broker as approved by the Committee.

		(iii)	at the discretion of the Committee, any combination of the methods of payment permitted by any paragraph of this Section 6.2.

6.3
The Purchase Price shall be denominated in the currency of the primary economic environment of, at the Company’s discretion, either the Company or the Employee (that is the functional currency of the Company or the currency in which the Employee is paid).

7.	ADJUSTMENTS

Upon the occurrence of any of the following described events, Grantee's rights to Awards under the Plan shall be adjusted as hereafter provided:

7.1
In the event of Transaction, the unexercised Award then outstanding under the Plan shall be assumed or substituted for an appropriate number of Award of each class of Award or other securities of the Successor Company (or a parent or subsidiary of the Successor Company) as were distributed to the stockholders of the Company in connection and with respect to the Transaction. In the case of such assumption and/or substitution of Awards, appropriate adjustments shall be made so as to reflect such action (such as to the Purchase Price, as the case may be) and all other terms and conditions of the Award Agreements shall remain unchanged, including but not limited to the vesting schedule, all subject to the determination of the Committee or the Board, which determination shall be in their sole discretion and final. The Company shall notify the Grantee of the Transaction in such form and method as it deems applicable at least ten (10) days prior to the effective date of such Transaction

7.2
 Notwithstanding the above and subject to all applicable law, the Board or the Committee shall have the power and authority to determine that in certain Award Agreements there shall be a clause instructing that if in any Transaction the Successor Company (or parent or subsidiary of the Successor Company) does not agree to assume or substitute the Award, the Vesting Dates of outstanding Award shall be accelerated so that any unvested Award or any portion thereof shall be immediately vested as of the date which is ten (10) days prior to the effective date of the Transaction.

7.3
For the purposes of Section 7.1 above, an Award shall be considered assumed or substitute if , following the Transaction, the Award shall confer the right, subject to such Award’s original vesting schedule, to purchase or receive, for each Stock underlying such Award immediately prior to the Transaction, the consideration (whether stock, options, cash, or other securities or property) received in the Transaction by the holders of stock for each Stock held on the effective date of the Transaction (and if such holders were offered a choice of consideration, the type of consideration chosen by the holders of a majority of the outstanding Stock); provided, however, that if such consideration received in the Transaction is not solely stock of common stock (or their equivalent) of the Successor Company or its parent or subsidiary, the Committee may, with the consent of the Successor Company, provide for the consideration to be received upon the exercise of the Award to be solely stock of common stock (or their equivalent) of the Successor Company or its parent or subsidiary equal in Fair Market Value to the per Stock consideration received by holders of a majority of the outstanding stock in the Transaction; and provided further that the Committee may determine, in its discretion, that in lieu of such assumption or substitution of Awards for awards of the Successor Company or its parent or subsidiary, such Awards will be substituted for any other type of asset or property including cash which is fair under the circumstances.

7.4
If the Company is voluntarily liquidated or dissolved while unexercised Award remain outstanding under the Plan, the Company shall immediately notify all unexercised Award holders of such liquidation, and the Award holders shall then have ten (10) days to exercise any unexercised Vested Award held by them at that time, in accordance with the exercise procedure set forth herein. Upon the expiration of such ten-days period, all remaining outstanding Award will terminate immediately.

7.5
If the outstanding Stock shall at any time be changed or exchanged by declaration of a stock dividend (bonus stock), Stock split or reverse Stock split, combination or exchange of stock, recapitalization, or any other like event by or of the Company, and as often as the same shall occur, then the Purchase Price (if applicable), the number, class and kind of the Stock subject to the Plan or subject to any Award theretofore granted, shall be appropriately and equitably adjusted so as to maintain the proportionate number of Stock without changing the aggregate Purchase Price ; provided, however, that no adjustment shall be made by reason of the distribution of subscription rights (rights offering) on outstanding Stock. Upon happening of any of the foregoing, the class and aggregate number of Stock issuable pursuant to the Plan (as set forth in Section 5 hereof), in respect of which Award have not yet been exercised, shall be appropriately adjusted .

8.	TERM AND EXERCISE OF OPTIONS

8.1
Options shall be exercised by the Grantee’s by giving written notice of to the Company or to any third party designated by the Company (the “ Representative ”), in such form and method as may be determined by the Company, which exercise shall be effective upon receipt of such notice by the Company and/or the Representative and the payment of the exercise price for the number of Stock with respect to which the Option is being exercised, at the Company’s or the Representative’s principal office . The notice shall specify the number of Stock with respect to which the Option is being exercised.

8.2
Options, to the extent not previously exercised, shall terminate upon the earlier of: (i) the date set forth in the Option Agreement; (ii) the expiration of ten (10) years from the Date of Grant; or (iii) the expiration of any extended period in any of the events set forth in Section 8.5 below.

8.3
The Options may be exercised by the Grantee in whole at any time or in part from time to time, to the extent that the Options have become vested and exercisable, prior to the Expiration Date, and provided that, subject to the provisions of Section 8.5 below, the Grantee is an Employee or a Service Provider at all times during the period beginning with the granting of the Option and ending upon the date of exercise.

8.4
Subject to the provisions of Section 8.5 below, in the event of a termination of Grantee’s employment or service , all Options granted to such Grantee shall immediately expire. Unless otherwise approved by the Committee, a notice of termination of employment or services shall be deemed to constitute termination of employment or services .

8.5
Notwithstanding anything to the contrary hereinabove and unless otherwise determined in the Grantee’s Option Agreement, an Option may be exercised after the date of termination of Grantee’s employment or service during an additional period of time beyond the date of such termination, but only with respect to the number of Vested Options at the time of such termination according to the Vesting Dates, if:

		8.5.1	termination is without Cause, in which event the vested Options still in force and unexpired may be exercised within a period of three (3) months after the date of such termination; or

8.5.2
termination is the result of death or disability of the Grantee, in which event the vested Options still in force and unexpired may be exercised within a period of twelve (12) months after such date of termination; or ~~-~~

8.5.3
prior to the date of such termination, the Committee shall authorize an extension of the term of all or part of the vested Options beyond the date of such termination for a period not to exceed the period during which the Options by their terms would otherwise have been exercisable.

For avoidance of any doubt, if termination of employment or service is for Cause, any outstanding unexercised Option will immediately expire and terminate, and the Grantee shall not have any right in respect of such outstanding Options.

8.6
To avoid doubt, Grantees shall not have any of the rights or privileges of stockholders of the Company, in respect of any Stock purchasable upon the exercise of an Option, nor shall they be deemed to be a class of stockholders or creditors of the Company for the purpose of all applicable law, until registration of the Grantee as holder of such Stock in the Company’s register of stockholders upon exercise of the Option in accordance with the provisions of the Plan.

	8.7	Any form of Option Agreement authorized by the Plan may contain such other provisions , not inconsistent with the Plan, as the Board may, from time to time, deem advisable.

9.	TERMS OF THE STOCK

9.1
Subject to any applicable law, the Board or the Committee shall have the sole discretion to determine that in certain Stock Agreement there shall be a clause instructing that in the event of termination of Grantee's employment with the Company or any of its affiliates the following may apply:

		(i)	termination is without Cause, in which event all vested Stock held by the Grantee on the date of termination may be retained by the Grantee and may not be subject to forfeiture by the Company.

(ii)
unvested Stock held by the Grantee on the date of termination, may be subject to forfeiture by the Company, at a price which is to be resolved by the Board or the Committee and which is to be equal to the lower of the price paid by the Grantee for the Stock (or the par value of the Stock, as the case may be) or the fair market value of the Company’s Stock at the date of such forfeiture, and the Grantee shall not be entitled to retain the unvested Stock. Upon consummation of the forfeiture of the unvested Stock, the Grantee's rights with respect to such Stock including, inter alia, the right to receive dividends with respect to such unvested Sock shall lapse and shall be of no further force and effect.

(iii)
notwithstanding anything to the contrary above, in the event of termination for Cause, all Stock, whether vested or not, may be subject to forfeiture by the Company at the lower price of the price paid by the Grantee for the Stock (or the par value of the Stock, as the case may be) and the fair market value of the Company’s Stock at the date of such forfeiture and all the Grantee's rights with respect to such Stock including, inter alia, the right to receive dividends with respect to such Sock shall lapse and shall be of no further force and effect.

	9.2	Any form of Award Agreement authorized by the Plan may contain such other provisions as the Committee may, from time to time, deem advisable.

10.	VESTING OF AWARD

	10.1	Subject to the provisions of the Plan, Award shall vest at the Vesting Dates set forth in the Award Agreement. However no Award shall be exercised after the Expiration Date.

10.2
An Award may be subject to such other terms and conditions , not inconsistent with the Plan, on the time or times when it may be exercised as the Committee may deem appropriate. The vesting provisions of individual Award may vary.

11.	PURCHASE FOR INVESTMENT

The Company’s obligation to issue or allocate Stock under the Plan, as the case may be, is expressly conditioned upon: (a) the Company’s completion of any registration or other qualifications of such Stock under all applicable laws, rules and regulations or (b) representations and undertakings by the Grantee (or his legal representative, heir or legatee, in the event of the Grantee’s death) to assure that the sale of the Stock complies with any registration exemption requirements which the Company in its sole discretion shall deem necessary or advisable. Such required representations and undertakings may include representations and agreements that such Grantee (or his legal representative, heir, or legatee): (a) is purchasing such Stock for investment and not with any present intention of selling or otherwise disposing thereof; and (b) agrees to have placed upon the face and reverse of any certificates evidencing such Stock a legend setting forth (i) any representations and undertakings which such Grantee has given to the Company or a reference thereto and (ii) that, prior to effecting any sale or other disposition of any such Stock, the Grantee must furnish to the Company an opinion of counsel, satisfactory to the Company, that such sale or disposition will not violate the applicable laws, rules and regulations of the United States or any other state having jurisdiction over the Company and the Grantee .

12.	DIVIDENDS

With respect to all Stock (but excluding, for avoidance of any doubt, any unexercised Options) allocated or issued upon the exercise of Options purchased by the Grantee and held by the Grantee or by a trustee, as the case may be, the Grantee shall be entitled to receive dividends in accordance with the quantity of such Stock, subject to the provisions of the Company’s incorporation documents, as amended from time to time and subject to any applicable taxation on distribution of dividends.

13.	RESTRICTIONS ON ASSIGNABILITY AND SALE OF OPTIONS

No Award or any right with respect thereto , purchasable hereunder, whether fully paid or not, shall be assignable, transferable , or   given as collateral nor any right with respect thereto may be given to any third party whatsoever, other than by will or by the laws of descent and distribution or as specifically otherwise allowed under the Plan and during the lifetime of the Grantee, each and all of such Grantee’s rights to purchase Stock hereunder shall be exercisable only by the Grantee.   Any action made in contradiction to the aforementioned, shall be null and void.

14.	EFFECTIVE DATE DURATION AMENDMENTS OR TERMINATION OF THE PLAN

	14.1	The Plan shall be effective as of the day it was adopted by the Board and shall terminate at the end of ten (10) years from such day of adoption (the: ” Termination Date ”).

14.2
The Company shall obtain the approval of the Company’s stockholders for the adoption of this Plan and/or the Appendixes thereto or for any amendment to this Plan and/or the Appendixes thereto if stockholders’ approval is required under any applicable law including without limitation the U.S. securities law or the securities laws of other jurisdiction applicable to Award granted to Grantees under this Plan and/or the Appendixes thereto, or if stockholders’ approval is required by any authority or by any governmental agencies or national securities exchanges including without limitation the U.S. Securities and Exchange Commission.

14.3
The Board may at any time, subject to the provisions of Section 14.2 above and all applicable law, amend, alter, suspend or terminate the Plan, provided , however , that (i) the Board may not extend the term of the Plan specified in Section 14.1 above and (ii) no amendment, alteration, suspension or termination of the Plan shall impair the rights of any Grantee, unless mutually agreed otherwise by the Grantee and the Company, which agreement must be in writing and signed by the Grantee and the Company. Earlier termination of the Plan prior to the Termination Date shall not affect the Board’s ability to exercise the powers granted to it hereunder with respect to Award granted under the Plan prior to the date of such earlier termination.

15.	GOVERNMENT REGULATIONS

The Plan, the granting and exercise of Award hereunder and the obligation of the Company to sell and deliver Stock under such Options shall be subject to all applicable laws, rules, regulations, approvals and consents whether of the United States, the State of Israel, or any other State having jurisdiction over the Company or the Grantee, including the registration of the Stock under the United States Securities Act 1933 or under the securities act of any applicable jurisdiction, and to such approvals by any governmental agencies or national securities exchanges as may be required. Nothing herein shall be deemed to require the Company to register the Stock under the securities law of any jurisdiction.

16.	CONTINUANCE OF EMPLOYMENT

Neither the Plan nor any Award Agreement shall impose any obligation on the Company or an affiliate to continue any Grantee in its employ or service, and nothing in the Plan or in any Award granted pursuant hereto shall confer upon any Grantee any right to continue in the employ or service of the Company or an affiliate thereof or restrict the right of the Company or an affiliate thereof to terminate such employment or service at any time.

17.	GOVERNING LAW AND JURISDICTION

The Plan shall be governed by and construed and enforced in accordance with the laws of Israel as applicable to contracts made and to be performed therein, without giving effect to the principles of conflict of laws. The competent courts of the state of Israel shall have sole jurisdiction in any matters pertaining to the Plan.

18.	TAX CONSEQUENCES

Any tax consequences to any Grantee arising from the grant or exercise of any Award, from the payment for Stock covered thereby or from any other event or act (of the Company and/or its affiliates, or the Grantee) hereunder shall be borne solely by the Grantee. The Company and/or its affiliates shall withhold taxes according to the requirements under the applicable laws, rules, and regulations, including withholding taxes at source. Furthermore, the Grantee shall agree to indemnify the Company and/or its affiliates and hold them harmless against and from any and all liability for any such tax or interest or penalty thereon, including without limitation, liabilities relating to the necessity to withhold, or to have withheld, any such tax from any payment made to the Grantee.

The Company shall not be required to release any Stock certificate to a Grantee until all required payments have been fully made.

19.	NON-EXCLUSIVITY OF THE PLAN

The adoption of the Plan by the Board shall not be construed as amending, modifying or rescinding any previously approved incentive arrangements or as creating any limitations on the power of the Board to adopt such other incentive arrangements as it may deem desirable, including, without limitation, the granting of Award otherwise then under the Plan, and such arrangements may be either applicable generally or only in specific cases. For the avoidance of doubt, prior grant of Award to Grantees of the Company under their employment agreements, and not in the framework of any previous stock and/or option plan, shall not be deemed an approved incentive arrangement for the purpose of this Section.

20.	MULTIPLE AGREEMENTS

The terms of each Award may differ from other Award granted under the Plan at the same time, or at any other time. The Board may also grant more than one Award to a given Grantee during the term of the Plan, either in addition to, or in substitution for, one or more Award previously granted to that Grantee.

21.	RULES PARTICULAR TO SPECIFIC COUNTRIES

Notwithstanding anything herein to the contrary, the terms and conditions of the Plan may be adjusted with respect to a particular country by means of an addendum to the Plan in the form of an appendix (the “ Appendix ”), and to the extent that the terms and conditions set forth in the Appendix conflict with any provisions of the Plan, the provisions of the Appendix shall govern. Terms and conditions set forth in the Appendix shall apply only to Award issued to Grantees under the jurisdiction of the specific country that is subject of the Appendix and shall not apply to Award issued to any other Grantee. The adoption of any such Appendix shall be subject to the approval of the Board and if required the approval of the stockholders of the Company .

* * *
EXHIBIT 21.1

SUBSIDIARIES OF THE REGISTRANT

The following is a listing of the subsidiaries of B&D Food Corp.:

Subsidiary	Jurisdiction of Incorporation

BDFC Brasil Alimentos LTDA.	Brazil