Form 10QSB
period 2008-03-31
B&D Food Corp.
filed 2008-05-20
CIK 743241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

- 1st Quarter 2008 -

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008 or

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
YES ྈx NO ྑ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ྑ     No ྈx

As of May 14, 2008, there were 149,986,955 shares of Common Stock, par value $0.001 per share issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☒   No   ☐

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

B&D FOOD CORP. AND SUBSIDIARY

March 31, 2008
(unaudited)
CONTENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as at March 31, 2008 and December 31, 2007	1 - 2

Consolidated Statements of Loss and Comprehensive Loss for the Three Months Ended	3

Consolidated Statements of Cash Flows for the Three Months Ended	4

Notes to the Consolidated Financial Statements for the Three Months Ended	5 - 10

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS AT MARCH, 31

(Expressed in United States Dollars)

ASSETS	Note	2008	2007
		(unaudited)	(audited)
Current Assets
Cash and cash equivalents		$2,510	$3,175
Accounts receivable - trade, net of allowance for doubtful accounts of $48,747 (2007 - $47,787)		32,557	19,213
Prepaid and sundry assets		101,247	4,689
Total Current Assets		136,314	27,077
Long-Term Assets
Other receivables		500	500
Property, plant and equipment, net	5	1,685,141	1,719,723
Total Long-Term Assets		1,685,641	1,720,223
Total Assets		$1,821,955	$1,747,300

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

AS AT MARCH, 31

(Expressed in United States Dollars)

	Note	2008	2007
		(unaudited)	(audited)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank loans	6	$1,379,896	$1,380,572
Accounts payable	7	662,962	611,689
Accrued liabilities and other payables	8	5,577,349	5,198,371
Long-term debt - current portion	9	1,266,133	1,213,938
Convertible debentures - current portion	10	11,891,232	11,472,557
Total Current Liabilities		20,777,572	19,877,127
Long-Term Liabilities
Allowance for severance pay		154,634	144,582
Long-term debt	9	13,444	32,453
Convertible debentures	10	1,750,546	1,023,474
Total Long-Term Liabilities		1,918,624	1,200,509
Total Liabilities		22,696,196	21,077,636
Stockholders' Deficit
Common shares of $ 0.001 par value; Authorized: 400,000,000 shares as of March 31, 2008 and December 31, 2007; Issued and outstanding: 148,986,955 shares as of March 31, 2008 and December 31, 2007		148,987	148,987
Additional paid-in capital		2,682,769	2,682,769
Accumulated other comprehensive loss		(379,598)	(379,635)
Accumulated deficit		(23,326,399)	(21,782,457)
Total Stockholders' Deficit		(20,874,241)	(19,330,336)
Total Liabilities and Stockholders' Deficit		$1,821,955	$1,747,300

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (unaudited)

FOR THE THREE MONTHS ENDED MARCH, 31

(Expressed in United States Dollars)

	2008	2007
	(unaudited)	(unaudited)
REVENUES	$-	$55,788
COST OF GOODS SOLD	33,562	117,344
GROSS LOSS	(33,562)	(61,556)
EXPENSES
General and administrative	592,181	330,853
Depreciation	34,582	36,928
TOTAL OPERATING EXPENSES	626,763	367,781
LOSS FROM OPERATIONS	(660,325)	(429,337)
Financial	(924,233)	(380,913)
Other income, net	40,617	(8,095)
LOSS BEFORE TAXES	(1,543,941)	(818,345)
Taxes	-	-
NET LOSS	$(1,543,941)	$(818,345)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	(128,378)
COMPREHENSIVE LOSS	$(1,543,941)	$(946,723)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	148,986,955	107,708,333

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED MARCH, 31

(Expressed in United States Dollars)

	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,543,941)	$(818,345)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	34,582	36,928
Change in allowance for bad debts	-	41,216
Interest due to convertible notes and bank debts	255,780	354,225
Change in allowance for severance pay	10,052	-
Deferred income taxes	-	44,361
Gain from disposition of property, plant and equipment	(17,285)	-
Changes in operating assets and liabilities:
Accounts receivable	(13,344)	(53,390)
Inventory	-	(4,325)
Prepaid and sundry assets	(96,558)	-
Other receivables	-	10,297
Accounts payable	51,273	35,612
Accrued liabilities and other payables	378,978	162,639
NET CASH USED IN OPERATING ACTIVITIES	(940,461)	(190,782)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property, plant and equipment, net	17,285	-
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank loans	(676)	(33,544)
Proceeds from long term debt	33,187	-
Proceeds from convertible debentures	890,000	470,000
Receipt of loans from related party	-	(199,602)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	922,511	236,854
EFFECT OF FOREIGN CURRENCY TRANSLATION	-	109
NET INCREASE IN CASH AND CASH EQUIVALENTS	(665)	46,181
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,175	2,968
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,510	$49,149

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2008 and 2007

(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS AND BUSINESS COMBINATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

In the opinion of the management, all adjustments considered necessary for a fair presentation of the interim financial data have been included and are of a normal recurring nature. The results of operations for the three months periods ended March 31, 2008 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

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

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2008 and 2007

(Expressed in United States Dollars)

2.	GOING CONCERN

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has raised capital and financing to cover all of its losses from operations since inception but the Company's ability to continue as a going concern is contingent upon its ability to attain and sustain profitable operations and to generate sufficient capital and financing from external investors and lendors. For the three months ended March 31, 2008 the Company experienced a net loss of $1,543,941 (March 31, 2007 - $818,345) and has a working capital deficiency of $20,641,258 (December 31, 2007 - $19,850,050). In addition, the Company has defaulted on certain bank loans as further described in note 9.

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

In the opinion of the management, all adjustments considered necessary for a fair presentation of the interim financial data have been included and are of a normal recurring nature. The results of operations for the three months periods ended March 31, 2008 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2008 and 2007

(Expressed in United States Dollars)

4.  INVENTORY

Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of inventories by component:
	March 31, 2008	December 31, 2007

Packaging	$124,703	$122,247
Dissolvable coffee	17,210	16,871
Material for resale	4,569	4,479
Fuel and lubricants	6,252	6,129
Less provision for obsolescence	(152,734)	(149,726)
$-		$-

5.  PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

	March 31, 2008	December 31, 2007

Land and building	$2,046,689	$1,955,167
Computers, furniture and machinery	1,162,133	1,337,034
Motor vehicles	21,932	24,687
	3,230,754	3,316,888
Accumulated depreciation	(1,545,613)	(1,597,165)
Net book value	$1,685,141	$1,719,723

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2008 and 2007

(Expressed in United States Dollars)

6.  BANK LOANS

	March 31, 2008	December 31, 2007

UCS Fomento Comercial S.A.	$840,106	$857,786
Unibanco	484,897	468,969
Banco Real	30,763	30,156
Other bank overdrafts	24,130	23,661
	$1,379,896	$1,380,572

The Company has outstanding and defaulted various demand loans from various financial institutions in Brazil. The average interest rate on these loans is the Brazilian monthly interest reference rate, derived by averaging the variations in 30-day CD yield rates among the top financial institutions in the Brazil ("TR"), plus 0.5%. All loans are unsecured and are due on demand. A corporate stockholder has guaranteed one of the loans in the amount of $484,897. The Company is currently attempting to renegotiate the terms with the banks. Included in bank loans is a loan to a financial institution, which is owned by the controlling shareholder, in the amount of $$840,106 (December 31, 2006 - $857,790).

7. ACCOUNTS PAYABLE
	March 31, 2008	December 31, 2007

Trade payable (*)	$1,290,493	$1,226,863
Less judicial deposits	(627,531)	(615,174)
	$662,962	$611,689

(*) The judicial deposit represent payments made mainly in 2001 and 2002 under the Judicial Creditors Agreement (see also note 1).

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2008 and 2007

(Expressed in United States Dollars)

8. ACCRUED LIABILITIES AND OTHER PAYABLES

	March 31, 2008	December 31, 2007

Brazilian taxes payable other than income tax	$2,722,513	$2,437,611
Employees and related institutions	1,952,580	1,739,384
Provision for contingencies	435,956	427,372
Amounts payable to stockholders of the Company, unsecured, non interest bearing and payable on demand	18,534	152,384
Other accrued liabilities	447,766	441,620
	$5,577,349	$5,198,371

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

9. LONG-TERM DEBT

	March 31, 2008	December 31, 2007

Mortgage, payable in blended monthly installments of $31,330, bearing interest at the rate of TR, due March 2008. The mortgage is secured by the property disclosed in note 5. The Company has defaulted on its payments and is currently attempting to renegotiate the terms with the bank.	$1,001,706	$980,114
Various unsecured term loans at TR plus 0.2%.	277,871	266,277
	1,279,577	1,246,391
Less current portion	(1,266,133)	(1,213,938)
	$13,444	$32,453

Approximate principal repayments required by the loans are comprised as follows:

2008	$1,266,133
2009	13,444
$1,279,577

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2008 and 2007

(Expressed in United States Dollars)

10. CONVERTIBLE DEBENTURES AND PROMISSORY NOTES

Composed of:

	March 31, 2008	December 31, 2007

Convertible debentures - parent company	$10,577,778	$10,377,778
Convertible debentures - other	2,498,013	1,755,691
Promissory notes	565,987	362,562
	$13,641,778	$12,496,031

The convertible debentures and promissory notes are unsecured and mature and become due as follows:

	March 31, 2008	December 31, 2007

Current, due in 2008	11,695,812	11,472,557
Amount due in 2009	1,650,355	732,863
Amount due in 2011	295,611	290,611
	$13,641,778	$12,496,031

During January 2008, the Company agreed to issue unsecured convertible promissory notes to an unrelated individual in the principal amount of $190,000. The notes bear annual interest at 13% and mature after one year. At any time after the first six months, the holder has the right to convert the principal and interest due into fully paid and non-assessable shares of the Company’s common stock, par value $.001 per share. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount plus accrued interest (if any) by 0.10.

During February 2008, the Company issued an unsecured promissory note to to an unrelated individual in the principal amount of $700,000. The note is unsecured, bears annual interest at 8% and matures after one year.

11. SUBSEQUENT EVENTS

On April 28, 2008 the Company issued 1,000,00 shares of the Company's common stock to a broker-dealer, valued at the market rate of the stock on the date of issue of $0.04, for financing services.

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

The Company’s total assets as at March 31, 2008, as reflected in the consolidated balance sheet, totaled $1,821,955 compared to $1,747,300 as at December 31, 2007.

The Company’s consolidated deficit in working capital amounted to $20,641,258 and the consolidated quick ratio was 0.01%.

The Company’s consolidated long-term financing is mainly based on convertible promissory notes in the aggregate amount of $13,641,778 issued to third parties, $10,577,778 of which is held by Livorno. The other consolidated long term financing consists of (i) long term bank loans in the aggregate amount of $13,444 and (ii) allowance for severance pay in the aggregate amount of $154,634.

The Company’s short-term indebtedness was approximately $2,646,029, including demand loans in the aggregate amount of $1,379,896 (short term) and $1,226,133 (Long Term Loans - Due within one year), which are payable in monthly installments until December 2008.

The shareholders’ deficit as at March 31, 2008 totaled $20,874,241 compared to a shareholders’ deficit of $19,330,336 as at December 31, 2007. The increase in shareholders’ deficiency is derived primarily from losses during the three month period in the aggregate amount of $1,543,941.

One of the Company’s shareholders provided a personal guarantee to two banks in Brazil in connection with loans received from those banks by BDFC. As at March 31, 2008, the outstanding balance of such guaranteed loans totaled $484,897. The Company accrues a guarantee fee payable to the shareholder for providing the guarantee, in the amount of $21,250 per quarter.

The Company will need to obtain additional debt or equity financing in the near term in order to have sufficient working capital to execute its business plan or continue as a going concern. The Company is in the process of seeking such financing; however, there is no assurance that it will be able to obtain such financing on satisfactory terms or at all.

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

Net Income (Loss)

The Company’s consolidated net loss for the first quarter of 2008 amounted to $1,543,941, compared to a consolidated net loss of $818,345 for the first quarter of the previous year.

The net loss for the first quarter of 2008 increased in comparison to the first quarter of the previous year mainly due to the Company not engaging in sales activities and the high interest related to the increased convertible and promissory notes.

Revenue

The Company was not in operations and therefore did not generate any revenue for the three months ended March 31, 2008, compared to $55,788 for the first quarter of the previous year.

The revenue from coffee production through the first quarter of 2008 was Nil in light of the Company’s management strategy to make sales through a targeted marketing arm to be acquired in the near future. The Company’s operations are suspended at this moment due to changes in the structure of its operations, including the refurbishment of its factory in Brazil, which is expected to be completed by the third quarter of 2008.

Cost of Revenues

As with the Company’s revenues in the first quarter of 2008, the cost of revenues was minimal.

General and Administrative Expenses

The consolidated general and administrative expenses for the first quarter of 2008 amounted to $592,181, compared to consolidated general and administrative expenses of $330,853 for the first quarter of the previous year.

The increase in general and administrative expenses was attributable primarily to the additional professional services and traveling expenses of the management of the Company in connection with the suspension of the Company’s operations incurred in the third quarter of the previous year.

Financial Expenses

The consolidated financial expenses for the first quarter of 2008 amounted to $924,233, compared to consolidated financial expenses of $380,913 for the first quarter of the previous year.

The increase in financial expenses through the first quarter of 2008 results from interest and financing charges related to the convertible notes incurred over the past 12 months plus exchange rate expense due to Brazilian Real devaluation.

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

ITEM 3.  CONTROLS AND PROCEDURES

a)
A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company´s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company´s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified several material weaknesses in our internal control over financial reporting. These material weaknesses consisted of the following: (i) inadequate staffing within the accounting operations of our company, (ii) lack of a qualified financial officer and, in general, (iii) inadequate controls and procedures. The small number of employees who are responsible for accounting functions (more specifically, one) prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. We do not have a fully-qualified financial officer on staff to manage accounting and financial functions properly. The current chief financial officer is only partially trained in accounting and finance. In light of the foregoing and the delay in making one previous filing and this annual report, we have concluded that our system of internal controls and procedures is inadequate. We have undertaken to conduct a full review of our controls and procedures in the second quarter of fiscal 2008. Until this review is complete and the results implemented, we cannot be sure that even with adequate staff and a fully-qualified financial officer that our controls and procedures would be adequate.

b)
Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As at March 31, 2008, the Company was not a party to any litigation of any kind.

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

As at March 31, 2008, BDFC owed an aggregate of $2,722,513 to the Secretaria da Fazenda Nacional (the Brazilian tax authority) for overdue taxes. Until June 2006, $1,120,376 of this debt was subject to the Refis II Program, which, in Brazil, affords a company an opportunity to pay taxes in installments over a 180 month (15 year) period. Due to a delay in July’s payment BDFC lost its eligibility to participate in the Refis II Program and is now in the process of negotiating a payment plan in respect of the debt with the tax authority. BDFC also owes to Instituto Nacional de Seguro Social an aggregate of $●.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In April 2008, the Company issued 1,000,000 shares of Common Stock to a broker-dealer as compensation for assistance in raising funds for the Company.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

The Company has not defaulted on any senior securities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

1.	Entry into a Material Definitive Agreement, January 28, 2008
EXHIBITS

Number	Title
10.1	Entry into a Material Definitive Agreement, January 28, 2008

31.1	Certification by Daniel Ollech, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Daniel Ollech, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Daniel Ollech, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Daniel Ollech, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 14th day of May 2008.

B & D FOOD, CORP.

By: /s/ Daniel Ollech
Daniel Ollech
Chief Executive Officer