Form 10-Q
period 2008-06-30
B&D Food Corp.
filed 2008-08-19
CIK 743241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

- 2nd Quarter 2008 -

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008 or

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

As of August 13, 2008, there were 154,986,955 shares of Common Stock, par value $0.001 per share issued and outstanding.

Small Company Disclosure (check one): YES ☒ NO ☐

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

June 30 , 2008

B&D FOOD CORP. AND SUBSIDIARY

June 30 , 2008

CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as at June 30, 2008 and December 31, 2007	3 - 4

Consolidated Statements of Loss and Comprehensive Loss for the Three and Six Months Ended	5-6

Consolidated Statements of Cash Flows for the Six Months Ended	7

Notes to the Consolidated Financial Statements	8 - 13

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS AT

(Expressed in United States Dollars)

	Note	June 30, 2008	Dec 31, 2007
ASSETS
Current Assets
Cash and cash equivalents		$1,659	$3,175
Accounts receivable - trade, net of allowance for doubtful accounts of $52,869 (2007 - $47,787)		16,572	19,213
Prepaid and sundry assets		137,428	4,689
Total Current Assets		155,659	27,077
Long-Term Assets
Other receivables		500	500
Property, plant and equipment, net	5	1,651,317	1,719,723
Total Long-Term Assets		1,651,817	1,720,223
Total Assets		$1,807,476	$1,747,300

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

AS AT JUNE 30

(Expressed in United States Dollars)

	Note	June 30, 2008	Dec 31, 2007

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank loans	6	$1,694,829	$1,380,572
Accounts payable	7	695,035	611,689
Accrued liabilities and other payables	8	6,079,995	5,198,371
Long-term debt - current portion	9	1,397,652	1,213,938
Convertible debentures - current portion	10	12,402,131	11,472,557
Total Current Liabilities		22,269,642	19,877,127
Long-Term Liabilities
Allowance for severance pay		173,837	144,582
Long-term debt	9	-	32,453
Convertible debentures	10	1,906,703	1,023,474
Total Long-Term Liabilities		2,080,540	1,200,509
Total Liabilities		24,350,182	21,077,636
Stockholders' Deficit
Common shares of $ 0.001 par value; Authorized: 400,000,000 shares as of March 31, 2008 and December 31, 2007; Issued and outstanding: 148,986,955 shares as of March 31, 2008 and December 31, 2007		148,987	148,987
Additional paid-in capital		2,682,769	2,682,769
Accumulated other comprehensive loss		(379,634)	(379,635)
Accumulated deficit		(24,994,828)	(21,782,457)
Total Stockholders' Deficit		(22,542,706)	(19,330,336)
Total Liabilities and Stockholders' Deficit		$1,807,476	$1,747,300

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE THREE MONTH PERIOD ENDED JUNE 30

(Expressed in United States Dollars)

	2008	2007
REVENUES	$-	$19,217
COST OF GOODS SOLD	45,592	413,345

GROSS LOSS	(45,592)	(394,128)
EXPENSES
General and administrative	282,292	313,582
Depreciation	33,824	-
TOTAL OPERATING EXPENSES	316,116	313,582

LOSS FROM OPERATIONS	(361,708)	(707,710)

Financial	(1,281,883)	(380,620)
Other income, net	1,399	-
Other expenses	-	(31,525)
LOSS BEFORE TAXES	(1,642,192)	(1,119,855)
Taxes	-	-
NET LOSS	$(1,642,192)	$(1,119,855)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	(257,518)
COMPREHENSIVE LOSS	$(1,642,192)	$(1,377,373)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	148,986,955	110,958,333

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE SIX MONTH PERIOD ENDED JUNE 30

(Expressed in United States Dollars)

	2008	2007
REVENUES	$-	$75,005
COST OF GOODS SOLD	80,824	530,689

GROSS LOSS	(80,824)	(455,684)
EXPENSES
General and administrative	878,215	681,363
Depreciation	68,406	-
TOTAL OPERATING EXPENSES	316,116	681,363

LOSS FROM OPERATIONS	(1,027,445)	(1,137,047)

Financial	(2,228,962)	(761,533)
Other income, net	44,037	-
Other expenses	-	(39,620)
LOSS BEFORE TAXES	(3,212,370)	(1,938,200)
Taxes	-	-
NET LOSS	$(3,212,370)	$(1,938,200)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	(385,896)
COMPREHENSIVE LOSS	$(3,212,370)	$(2,324,096)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	148,986,955	107,604,167

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIOD ENDED JUNE 30

(Expressed in United States Dollars)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,212,370)	$(1,938,200)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	68,406	75,249
Interest due to convertible notes and bank debts	522,803	587,057
Change in allowance for severance pay	29,254	9,973
Deferred income taxes	-	85,619
Gain from disposition of property, plant and equipment	(50,000)	1,692

Changes in operating assets and liabilities:
Accounts receivable	2,641	(6,715)
Inventory	-	16,829
Prepaid and sundry assets	(132,739)	-
Other receivables	-	(94,319)
Accounts payable	83,347	39,263
Accrued liabilities and other payables	881,624	242,936
NET CASH USED IN OPERATING ACTIVITIES	(1,807,034)	(980,616)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment, net	-	(1,506)
Proceeds from disposal of property, plant and equipment, net	50,000	-
NET CASH FLOWS PROVIDED (USED IN) BY INVESTING ACTIVITIES	50,000	(1,506)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank loans	314,257	(31,382)
Proceeds from long term debt	151,261	-
Proceeds from convertible debentures	1,290,000	690,000
Receipt of loans from related party	-	83,111
Proceeds from the issuance of common stock	-	325,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,755,518	1,066,729
EFFECT OF FOREIGN CURRENCY TRANSLATION	-	18,826
NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,516)	103,433
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,175	2,968
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,659	$106,401

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30 , 2008 and 2007

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

June 30 , 2008 and 2007

(Expressed in United States Dollars)

2.	GOING CONCERN

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has raised capital and financing to cover all of its losses from operations since inception but the Company's ability to continue as a going concern is contingent upon its ability to attain and sustain profitable operations and to generate sufficient capital and financing from external investors and lendors. For the six months ended June 30, 2008 the Company experienced a net loss of $3,212,370 (June 30, 2007 - $1,938,200) and has a working capital deficiency of $22,113,983 (December 31, 2007 - $19,850,050). In addition, the Company has defaulted on certain bank loans as further described in note 9.

In the opinion of the management, the anticipated growth of operations, the funds raised during 2007 and the first and second quarter of 2008, and the contacts with potential new investors in the future, will permit the Company to continue as a going concern in the coming year, until such time that the Company obtains profitable operations.

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

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30 , 2008 and 2007

(Expressed in United States Dollars)

4.	INVENTORY

Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of inventories by component:

	June 30, 2008	December 31, 2007

Packaging	$135,247	$122,247
Dissolvable coffee	18,665	16,871
Material for resale	4,956	4,479
Fuel and lubricants	6,781	6,129
Less provision for obsolescence	(165,649)	(149,726)
	$-	$-

5.	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

	June 30, 2008	December 31, 2007

Land and building	$2,046,689	$1,955,167
Computers, furniture and machinery	1,162,133	1,337,034
Motor vehicles	21,932	24,687
	3,230,754	3,316,888
Accumulated depreciation	(1,579,437)	(1,597,165)
Net book value	$1,651,317	$1,719,723

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30 , 2008 and 2007

(Expressed in United States Dollars)

6.	BANK LOANS

	June 30, 2008	December 31, 2007

UCS Fomento Comercial S.A.	$1,102,086	$857,790
Unibanco	533,208	468,969
Banco Real	33,364	30,156
Other bank overdrafts	26,171	23,661

	$1,694,829	$1,380,576

The Company has outstanding and defaulted various demand loans from various financial institutions in Brazil. The average interest rate on these loans is the Brazilian monthly interest reference rate, derived by averaging the variations in 30-day CD yield rates among the top financial institutions in the Brazil ("TR"), plus 0.5%. All loans are unsecured and are due on demand. A corporate stockholder has guaranteed one of the loans in the amount of $533,208. The Company is currently attempting to renegotiate the terms with the banks. Included in bank loans is a loan to a financial institution, which is owned by the controlling shareholder, in the amount of $$1,102,086 (December 31, 2006 - $857,790).

7.	ACCOUNTS PAYABLE

	June 30, 2008	December 31, 2007

Trade payable (*)	$1,375,634	$1,226,864
Less judicial deposits	(680,597)	(615,174)

	$695,037	$611,690

(*) The judicial deposit represent payments made mainly in 2001 and 2002 under the Judicial Creditors Agreement (see also note 1).

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30 , 2008 and 2007

(Expressed in United States Dollars)

8.	ACCRUED LIABILITIES AND OTHER PAYABLES

	June 30, 2008	December 31, 2007

Brazilian taxes payable other than income tax	$2,974,969	$2,437,611
Employees and related institutions	2,147,105	1,739,384
Provision for contingencies	472,822	427,372
Amounts payable to stockholders of the Company, unsecured, non interest bearing and payable on demand	14,904	152,384
Other accrued liabilities	470,195	441,620

	$6,079,995	$5,198,371

Included in employees and related institutions is $1,253,241 (December 31, 2007 - $1,002,138) in accrued management fees which are payable to a corporate shareholder.

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

9.	LONG-TERM DEBT

	June 30, 2008	December 31, 2007

Mortgage, payable in blended monthly installments of $31,330, bearing interest at the rate of TR, due March 2008. The mortgage is secured by the property disclosed in note 5. The Company has defaulted on its payments and is currently attempting to renegotiate the terms with the bank.	$1,089,235	$980,114
Various unsecured term loans at TR plus 0.2%.	308,417	266,277

	1,397,652	1,246,391
Less current portion	(1,397,652)	(1,213,938)

	$-	$32,453

Approximate principal repayments required by the loans are comprised as follows:

2008	$1,397,652
2009	-
$1,397,652

10.	CONVERTIBLE DEBENTURES AND PROMISSORY NOTES

Composed of:

	June 30, 2008	December 31, 2007

Convertible debentures - parent company	$10,775,556	$10,377,778
Convertible debentures - other	2,954,139	1,755,691
Promissory notes	579,139	362,562

	$14,308,834	$12,496,031

The convertible debentures and promissory notes are unsecured and mature and become due as follows:

	June 30, 2008	December 31, 2007

Current, due in 2008	11,915,714	11,472,557
Amount due in 2009	968,699	732,863
Amount due in 2010	101,333	-
Amount due in 2011	300,555	290,611
Amount due in 2013	1,022,533	-

	$14,308,834	$12,496,031

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

During May 2008, the Company issued two unsecured promissory notes to to unrelated individuals in the principal amount of $400,000 and $300,000, bearing interest at annual rates of 8% and 10% respectively and maturing after five and two years respectively.

11.	SUBSEQUENT EVENTS

During July and August 2008, the Company issued various unsecured promissory notes to to unrelated individuals in the principal amount of $200,000, bearing interest at annual rates of 8% and maturing in one year.

ITEM2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s total assetsas at June 30, 2008, as reflected in the consolidated balance sheet, totaled $1,807,476 compared to $1,747,300 as at December 31, 2007.

The Company’s consolidated deficit in working capital amounted to $22,113,983 and the consolidated quick ratio was 0.01%.

The Company’s consolidated long-term financing is mainly based on convertible promissory notes in the aggregate amount of $14,308,834 issued to third parties, $10,775,556 of which is held by Livorno. The other consolidated long term financing consists of (i) long term bank loans in the aggregate amount of $- and (ii) allowance for severance pay in the aggregate amount of $173,837.

The Company’s short-term indebtedness was approximately $6,063,025, including demand loans in the aggregate amount of $1,694,829 (short term) and $1,397,652 (Long Term Loans - Due within one year), which are payable in monthly installments until December 2008.

The shareholders’ deficit as at June 30, 2008 totaled $22,542,706 compared to a shareholders’ deficit of $19,330,336 as at December 31, 2007. The increase in shareholders’ deficiency is derived primarily from losses during the six month period in the aggregate amount of $3,212,370.

One of the Company’s shareholders provided a personal guarantee to two banks in Brazil in connection with loans received from those banks by BDFC. As at June 30, 2008, the outstanding balance of such guaranteed loans totaled $533,208. The Company accrues a guarantee fee payable to the shareholder for providing the guarantee, in the amount of $21,250 per quarter.

The Company will need to obtain additional debt or equity financing in the near term in order to have sufficient working capital to execute its business plan or continue as a going concern. The Company is in the process of seeking such financing; however, there is no assurance that it will be able to obtain such financing on satisfactory terms or at all.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

Net Income (Loss)

The Company’s consolidated net loss for the second quarter of 2008 amounted to $3,212,370, compared to a consolidated net loss of $1,938,200 for the second quarter of the previous year.

The net loss for the second quarter of 2008 increased in comparison to the second quarter of the previous year mainly due to the Company not engaging in sales activities and the high interest related to the increased convertible and promissory notes.

Revenue

The Company was not in operations and therefore did not generate any revenue for the six months ended June 30, 2008, compared to $75,005 for the first quarter of the previous year.

The revenue from coffee production through the second quarter of 2008 was Nil in light of the Company’s management strategy to make sales through a targeted marketing arm to be acquired in the near future. The Company’s operations are suspended at this moment due to changes in the structure of its operations, including the refurbishment of its factory in Brazil, which is expected to be completed by the third quarter of 2008.

Cost of Revenues

As with the Company’s revenues in the second quarter of 2008, the cost of revenues was minimal.

General and Administrative Expenses

The consolidated general and administrative expenses for the second quarter of 2008 amounted to $878,215, compared to consolidated general and administrative expenses of $681,363 for the second quarter of the previous year.

The increase in general and administrative expenses was attributable primarily to the additional professional services and traveling expenses of the management of the Company in connection with the suspension of the Company’s operations incurred in the third quarter of the previous year.]

Financial Expenses

The consolidated financial expenses for the second quarter of 2008 amounted to $2,228,962, compared to consolidated financial expenses of $761,533 for the first quarter of the previous year.

The increase in financial expenses through the second quarter of 2008 results from interest and financing charges related to the convertible notes incurred over the past 12 months.

Inflation

Our results of operations have not been affected by inflation and management does not expect that inflation risk would cause material impact on its operations in the future.

Seasonality

Our results of operations are not materially affected by seasonality and we do not expect seasonality to cause any material impact on our operations in the near future.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Principles of Consolidation—The consolidated financial statements include the accounts of the Company, it's wholly owned subsidiary BDFC Brazil Alimentos LTDA (“BDFC”). All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include accrued warranty costs, as well as revenue and costs recorded under the percentage-of-completion method. Actual results could differ from those estimates.

Cash Equivalents—The Company classifies any highly liquid investments purchased with a maturity of three months or less as cash equivalents.

Accounts Receivable—Accounts receivable are carried at original invoice amount less an estimate for doubtful receivables based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Property and Equipment—Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided for using straight-line methods over the estimated useful lives of the respective assets, usually five years.

Revenue Recognition—Substantially all of the Company’s revenues are on contracts recognized using the percentage-of-completion method, measured by the ratio of costs incurred to date to estimated total costs for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as supplies and travels. General and administrative costs are charged to expense as incurred. Losses on contracts are recorded in full as they are identified.

Share-Based Payments—The Company adopted Statement of Financial Accounting Standards No 123(R), “Share-Based Payments” (“SFAS No. 123R”) effective January 1, 2006. SFAS No. 123R amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No.123R generally requires such transactions be accounted for using a fair-value-based method. The Company has never issued any stock options to any employees.

Income Taxes—Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established against deferred tax assets if it is more likely than not that all, or some portion, of such assets will not be realized.

Effective January 1, 2007, we adopted Financial Accounting Standard Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.

Impairment of Long-Lived Assets—The Company adopts SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company periodically evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

The assumptions used by management in determining the future cash flows are critical. In the event these expected cash flows are not realized, future impairment losses may be recorded. Management has determined that no impairments of long-lived assets currently exist.

Issuance of Shares by Subsidiaries—Sales of stock by a subsidiary is accounted for in accordance with Staff Accounting Bulletin Topic 5H, “Accounting for Sales of Stock by a Subsidiary.” The Company has adopted the capital transaction method to account for subsidiary stock sales. Accordingly, increases and decreases in the Company’s share of its subsidiary’s net equity resulting from subsidiary stock transactions are recorded on the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity as increases or decreases to Additional paid-in capital.

Concentrations of Credit Risk—Financial instruments that subject the Company to credit risk consist primarily of accounts receivable, which are concentrated in a small number of customers in the Chinese governments. The Company performs ongoing credit evaluations of its customers. To date, there has been no bad debt incurred.

Statement of Cash Flows—In accordance with SFAS No. 95, "Statement of Cash Flows", cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Comprehensive Income—Comprehensive income includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders’ equity.

Fair Value of Financial Instruments— The carrying amounts of cash and cash equivalents, accounts receivable, deposits and accounts payable approximate their fair value because of the short maturity of those instruments.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, (FSP 157-2) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

In June 2007, the FASB ratified Emerging Issue Task Force (“EITF”) Issue No. EITF 06-11 Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007.

In June 2007, the FASB issued EITF Issue No. 07-03, Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007.

In December 2007, the FASB issued SFAS 141R, “Business Combinations - Revised 2007,” which replaces FASB Statement No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements - a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognized goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchases as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This therefore improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Stateme0147nts - an amendment of ARB No. 51,” which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income, (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly, (d) measure of any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated, and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods on or after December 15, 2008. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company believes that the adoption of SFAS No. 161 will not have a material impact on its consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

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

ITEM 3.  CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As at March 31, 2008, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934 in that they failed to result in the timely reporting of material financial information. The Company intends to implement new controls and procedures in the third quarter of 2008 that will be designed to process, summarize and timely report all material information, including financial, on a going forward basis.

b)
Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As at June 30, 2008, the Company was not a party to any litigation of any kind.

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

As at June 30, 2008, BDFC owed an aggregate of $1,960,490,10 to the Secretaria da Fazenda Nacional (the Brazilian tax authority) for overdue taxes. Until June 2006, $1,120,376 of this debt was subject to the Refis II Program, which, in Brazil, affords a company an opportunity to pay taxes in installments over a 180 month (15 year) period. Due to a delay in July’s payment BDFC lost its eligibility to participate in the Refis II Program and is now in the process of negotiating a payment plan in respect of the debt with the tax authority. BDFC also owes to Instituto Nacional de Seguro Social an aggregate of $1,911,961.

ITEM 1A. RISK FACTORS.

As a small business company, we are not required to provide the information required by this item.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In June 2008, the Company issued 5,000,000 shares of Common Stock to an investor in connection with an investment in the Company. The Company is using the funds received from this investment to refurbish BDFC’s factory in Brazil and to establish new trading operations in Ethiopia with initial activity expected to commence by the end of 2008.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

The Company has not defaulted on any senior securities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

1.	Entry into a Material Definitive Agreement, January 28, 2008

EXHIBITS

Number	Title
10.1	Entry into a Material Definitive Agreement, June 1, 2008

31.1	Certification by Daniel Ollech, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Daniel Ollech, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Daniel Ollech, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Daniel Ollech, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 13th day of August 2008.

B & D FOOD, CORP.

By:	/s/ Daniel Ollech
Daniel Ollech
Chief Executive Officer