Form 10-Q
period 2008-09-30
B&D Food Corp.
filed 2008-11-19
CIK 743241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

- 3rd Quarter 2008 -

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of September 30, 2008, there were 154,986,955 shares of Common Stock, par value $0.001 per share issued and outstanding.

Small Company Disclosure (check one):    Yes  ☒  No   ☐

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial Statements	1-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures	19

	PART II

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Securities Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	22

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

B & D FOOD, CORP.

(a Delaware corporation)

INTERIM CONSOLIDATED FINANCIAL

REPORTS (UNAUDITED)

AS AT

SEPTEMBER 30, 2008

B&D FOOD CORP. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

ii

B&D FOOD CORP. AND SUBSIDIARY
September 30 , 2008
CONTENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets as at September 30, 2008 and December 31, 2007	1 - 2
Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2008	3-4
Consolidated Statements of Cash Flows for theNine Months Ended September 30, 2008	5
Notes to the Consolidated Financial Statements	6 - 11

iii

B&D FOOD CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS AT
(Expressed in United States Dollars)

	Note	Sept 30, 2008 (Unaudited)	Dec 31, 2007 (Audited)

ASSETS
Current Assets
Cash and cash equivalents		$-	$3,175
Accounts receivable - trade, net of allowance for doubtful accounts of $Nil (2007 - $47,787)		-	19,213
Prepaid and sundry assets		12,385	5,189
Advances to related party		442,800	-
Total Current Assets		455,185	27,577
Long-Term Assets
Note receivable		5,765,347	-
Property, plant and equipment, net	5	2,017	1,719,723
Total Long-Term Assets		5,767,364	1,719,723
Total Assets		$6,222,549	$1,747,300

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT SEPTEMBER 30
(Expressed in United States Dollars)

	Note	Sept 30, 2008 (Unaudited)	Dec 31, 2007 (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank loans		$669	$1,380,572
Accounts payable	7	378,948	611,689
Accrued liabilities and other payables	8	1,896,333	5,198,371
Long-term debt - current portion	9	-	1,213,938
Convertible debentures - current portion	10	2,171,906	11,472,557
Total Current Liabilities		4,447,856	19,877,127
Long-Term Liabilities
Allowance for severance pay		-	144,582
Long-term debt	9	-	32,453
Convertible debentures	10	1,612,538	1,023,474
Total Long-Term Liabilities		1,612,538	1,200,509
Total Liabilities		6,060394	21,077,636
Stockholders' Deficit
Preferred shares of $ 0.001 par value; Authorized: 10,000,000 shares; Issued and outstanding: 3,735,956 shares		373,596	-
Additional paid-in capital - preferred shares		14,570,228	-
Common shares of $ 0.001 par value; Authorized: 400,000,000 shares; Issued and outstanding: 148,986,955 shares		148,987	148,987
Additional paid-in capital - common shares		2,682,769	2,682,769
Accumulated other comprehensive loss		-	(379,635)
Accumulated deficit		(17,613,425)	(21,782,457)
Total Stockholders' Deficit		162,155	(19,330,336)
Total Liabilities and Stockholders' Deficit		$6,222,549	$1,747,300

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30
(Expressed in United States Dollars)
(Unaudited)

	2008	2007

REVENUES	$-	$-

COST OF GOODS SOLD	-	40,609

GROSS LOSS	-	(40,609)

EXPENSES
Management and directors fees	4,095,268	-
General and administrative	216,386	411,280
Depreciation	164	-

TOTAL OPERATING EXPENSES	4,311,818	525,887

LOSS FROM OPERATIONS	(4,311,818)	(566,496)
Financial	(276,166)	(263,293)
Other income, net	-	(10,991)
Gain on sale of subsidiary interests	11,969,386	-

INCOME (LOSS) BEFORE TAXES	7,381,402	(840,780)
Taxes	-	-
NET INCOME (LOSS)	$7,381,402	$(840,780)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	(239,571)
COMPREHENSIVE INCOME (LOSS)	$7,381,402	$(965,744)

EARNINGS (LOSS) PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.05	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	148,986,955	140,943,478

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30
(Expressed in United States Dollars)
(Unaudited)

	2008	2007

REVENUES	$-	$75,005

COST OF GOODS SOLD	80,824	571,298

GROSS LOSS	(80,824)	(496,293)

EXPENSES
Management and directors fees	4,427,260	-
General and administrative	762,719	978,036
Amortization	68,570	114,607

TOTAL OPERATING EXPENSES	5,258,549	1,663,941

LOSS FROM OPERATIONS	(5,339,373)	(1,588,936)
Financial	(2,505,128)	(1,024,826)
Other income, net	44,146	(50,611)
Gain on sale of subsidiary interests	11,969,386	-

INCOME (LOSS) BEFORE TAXES	4,169,031	(2,664,373)
Taxes	-	-

NET INCOME (LOSS)	$4,169,031	$(2,664,373)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	(625,468)
COMPREHENSIVE INCOME (LOSS)	$4,169,031	$(3,289,841)

EARNINGS (LOSS) PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.03	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	148,986,955	120,469,231

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30
(Expressed in United States Dollars)
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$4,169,031	$(2,664,373)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	68,570	114,607
Convertible debt issued for services	3,968,268	-
Change in provision for contingencies	-	14,450
Interest due to convertible notes and bank debts	773,970	1,153,831
Change in allowance for severance pay	29,254	-
Deferred income taxes	-	125,769
Gain from disposition of property, plant and equipment	(50,000)	1,727
Gain on sale of subsidiary interests	(11,969,386)	-
Changes in operating assets and liabilities:
Accounts receivable	2,641	(5,244)
Inventory	-	17,175
Prepaid and sundry assets	(145,124)	-
Other receivables	-	(113,531)
Accounts payable	103,415	205,563
Accrued liabilities and other payables	1,040,163	229,188
Taxes recoverable	-	40,069
NET CASH USED IN OPERATING ACTIVITIES	(2,009,198)	(880,769)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment, net	-	(1,506)
Proceeds from disposal of property, plant and equipment, net	50,165	-
Purchase of intangible assets	-	(186,550)
NET CASH FLOWS PROVIDED (USED IN) BY INVESTING ACTIVITIES	50,165	(188,056)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) bank loans	314,597	(227,983)
Proceeds from long term debt	151,261	-
Proceeds from convertible debentures	1,490,000	1,015,000
Receipt of loans from related party	-	312,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,955,858	1,099,017
EFFECT OF FOREIGN CURRENCY TRANSLATION	-	5,110
NET INCREASE IN CASH AND CASH EQUIVALENTS	(3,175)	35,302
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,175	2,968
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$38,270

B&D FOOD CORP. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30 , 2008 and 2007
(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS AND BUSINESS COMBINATION

B&D Food Corp. (“B&D” or “the Company”) is a US corporation that concentrates in acquiring, organizing, developing and upgrading companies in the food industry, and more specifically in the coffee industry. The Company does not currently have any active operations, however the Company has operating leases for proprty and plants, in Brazil and Ethiopia, where operations are under development.

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

BDFC was originally incorporated under the name Eastco Corporation do Brasil Ltda (“Eastco), under the laws of Brazil on September 2, 1995. In May 2004, the name of Eastco was changed to Eastco de Alimentos Ltda., as registered with the Junta Comercial de Sao Paolo (Commercial Council) and on September 28, 2005 the name was changed to BDFC Brasil Alimentos Ltda. BDFC has been in the coffee manufacturing business since 1997. The Company manufactured and purchased coffee grains, toasted and milled coffee, soluble coffee and related products, for sale, import and export.

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

On July 1, 2008, the Company completed execution of a stock purchase agreement with SBKF Investments, Ltd. (the “Purchaser”) for the sale of 100% of the issued and outstanding common stock of BDFC Brasil Alimentos LTDA. a subsidiary of the B&D. The purchase price totaled $5,764,847 and in consideration the Company received an note bearing annual interest of 18% repayable in equal monthly payments of principal and interest of $58,575. The net laibilities of BDFC at the time of the sale was $6,204,539, resulting in a gain on sale of $11,969,386.

B&D FOOD CORP. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30 , 2008 and 2007
(Expressed in United States Dollars)

2.	GOING CONCERN

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has raised capital and financing to cover all of its losses from operations since inception but the Company's ability to continue as a going concern is contingent upon its ability to attain and sustain profitable operations and to generate sufficient capital and financing from external investors and lendors. For the nine months ended September 30, 2008 the Company experienced a net operating loss of $5,339,373 (September 30, 2007 - $525,887) and has a working capital deficiency of $3,962,673 (December 31, 2007 - $19,849,550).

In the opinion of the management, the sale of its BDFC subsidiary along with its new business plan and contacts with potential new investors in the future, will permit the Company to continue as a going concern in the coming year, until such time that the Company obtains profitable operations.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and, until July 1, 2008, its effectively 100% owned subsidiary, BDFC Brazil Alimentos LTDA.

Brazilian company’s law required Brazilian corporations to have more than one stockholder. Until July 1, 2008, B&D Foods Corporation held effectively 100% of the shares and the minority interest is held in trust for B&D Food Corporation by a related party in order to comply with local regulations.

All significant inter-company accounts and transactions are eliminated on consolidation.

4.	INVENTORY

Inventory costs include the cost of material, labor and manufacturing overhead. The following is a summary of inventories by component:

	September 30, 2008	December 31, 2007

Packaging	$-	$122,247
Dissolvable coffee	-	16,871
Material for resale	-	4,479
Fuel and lubricants	-	6,129
Less provision for obsolescence	-	(149,726)
	$-	$-

B&D FOOD CORP. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30 , 2008 and 2007
(Expressed in United States Dollars)

5.	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

	September 30, 2008	December 31, 2007

Land and building	$-	$1,955,167
Computers, furniture and machinery	6,583	1,337,034
Motor vehicles	-	24,687
	6,583	3,316,888
Accumulated depreciation	(4,566)	(1,597,165)
Net book value	$2,017	$1,719,723

6.	BANK LOANS

	September 30, 2008	December 31, 2007

UCS Fomento Comercial S.A.	$-	$1,345,152
Unibanco	-	468,969
Banco Real	-	30,156
Other bank overdrafts	669	23,661
	$669	$1,867,938

The Company has outstanding and defaulted various demand loans from various financial institutions in Brazil. The average interest rate on these loans is the Brazilian monthly interest reference rate, derived by averaging the variations in 30-day CD yield rates among the top financial institutions in the Brazil ("TR"), plus 0.5%. All loans are unsecured and are due on demand. The Company is currently attempting to renegotiate the terms with the banks. Included in bank loans is a loan to a financial institution, which is owned by the controlling shareholder, in the amount of $Nil (December 31, 2007 - $1,345,152).

7.	ACCOUNTS PAYABLE

	September 30, 2008	December 31, 2007

Trade payable	$378,950	$1,226,864
Less judicial deposits (*)	-	(615,174)
	$378,950	$611,690

(*) The judicial deposit represent payments made mainly in 2001 and 2002 under the Judicial Creditors Agreement (see also note 1).

B&D FOOD CORP. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30 , 2008 and 2007
(Expressed in United States Dollars)

8.	ACCRUED LIABILITIES AND OTHER PAYABLES

	September 30, 2008	December 31, 2007

Brazilian taxes payable other than income tax	$-	$2,432,412
Employees and related institutions	1,36 3,694	1,744,583
Provision for contingencies	-	427,372
Amounts payable to stockholders of the Company, unsecured, non interest bearing and payable on demand	88,698	152,384
Other accrued liabilities	473,941	441,620
	$1,89 6,333	$5,198,371

Included in employees and related institutions is $1,253,241 (December 31, 2007 - $1,002,138) in accrued management fees which are payable to a corporate shareholder.

9.	LONG-TERM DEBT

	September 30, 2008	December 31, 2007

Mortgage, payable in blended monthly installments of $31,330, bearing interest at the rate of TR, due March 2008. The mortgage is secured by the property disclosed in note 5. The Company has defaulted on its payments and is currently attempting to renegotiate the terms with the bank.	$-	$980,114
Various unsecured term loans at TR plus 0.2%.	-	266,277
	-	1,246,391
Less current portion	-	(1,213,938)
	$-	$32,453

B&D FOOD CORP. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30 , 2008 and 2007
(Expressed in United States Dollars)

10.	CONVERTIBLE DEBENTURES AND PROMISSORY NOTES

Composed of:

	September 30, 2008	December 31, 2007

Convertible debentures - parent company	$-	$10,377,778
Convertible debentures - other	3,192,005	1,755,691
Promissory notes	592,439	362,562
	$3,784,444	$12,496,031

The convertible debentures and promissory notes are unsecured and mature and become due as follows:

	September 30, 2008	December 31, 2007

Current, due in 2008	1,162,531	11,472,557
Amount due in 2009	1,169,991	732,863
Amount due in 2010	103,833	-
Amount due in 2011	305,556	290,611
Amount due in 2013	1,042,533	-
	$3,784,444	$12,496,031

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

On September 28, 2008 the Board approved the transfer of the outstanding convertible promissory note held by Livorno Investments S.A. (“Livorno”) to the respective owners of Livorno (the "Purchasers"). The Company also issued additional convertible notes to the Purchasers totalling $3,968,268 for services rendered related to the sale of BDFC. Immediately therafter, the Company received a conversion notice, by which the Purchasers elected to convert all of the principal and accumulated interest on their convertible notes (which amounted to $14,943,824) into shares of the Company’s preferred stock at a conversion price of $0.04 per share. On conversion, the Company issued 3,735,956 shares of preferred stock to the Purchasers. The terms of the preferred shares subscription agreement state that the preferred shares are convertible to common shares at a rate of 1 to 100.

11.	COMMITMENT

On September 26, 2008, the Company entered into a lease agreement with SBKF Investments, Ltd for a term of 18 years, wherby they would lease all of the land building and factory that was sold to them, as described in Note 1. The Company's remainign lease obligations, with future minimum annual payments (exclusive of taxes, insurance and maintenance costs) are as follows:

Year One	802,909
Year Two	802,909
Year Three	802,909
Year Four	802,909
Year Five and therafter	11,240,726
$14,452,362

12.	SUBSEQUENT EVENTS

On November 11, 2008, the Company issued an unsecured promissory note, convertible into shares of the Company's common stock at the option of the holder, to an unrelated corporation in the principal amount of $25,000, bearing interest at an annual rate of 15% and maturing on December 31, 2009.

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

In the summer of 2008, the Company started work on developing a global trading arm.

On September 28, 2008, pursuant to a transfer agreement dated the same date between Livorno, Daniel Ollech, Jacques Ollech and Mark Radom (the “Purchasers”), Livorno transferred its right, title and interest in, under and to the Note to the Purchasers in accordance with their respective ownership interests in Livorno. On the same date thereof, pursuant to a preferred share subscription agreement, the Purchasers converted 100% of the outstanding principal and interest into 3,735,956 preferred shares (the “Series A Preferred shares”) of the Company (the Note having been amended on September 28, 2008 to allow for conversion into preferred shares. The Series A Preferred Shares carry the following rights:

•
Cumulative dividend of U.S. $100,000 (it being understood that the Company has no obligation to declare and pay any dividends, but that Purchasers shall receive with a right of first priority pro rata to their ownership in Livorno U.S. $100,000 for every full calendar year that elapses before the Company declares and pays a dividend prior to the Company paying any dividends to holders of its common shares);

•
Conversion at the option of each of the Purchasers upon 45 days’ written notice into ten shares of the Company’s common stock for each share of Series A Preferred Shares to be converted (it being understood that the Company shall take any action necessary to effect a conversion into shares of common stock promptly upon receiving written notice from a Purchaser); and

•	Priority in distributions in the event of a liquidation or winding down of the Company’s business.

On September 29, 2008, pursuant to a sale and leaseback agreement dated the same date between the Company and SBKF, the Company sold 100% of its ownership in BDFC to and leased back the Brazilian coffee roasting facility for a period of 18 years from SBKF. After offsetting the amounts to be received by the Company in payment for BDFC, the Company will have to make a net annual lease payment to SBKF of U.S. $100,000.

The foregoing description of the agreements and the transactions contemplated thereby is not complete and is qualified in its entirety by reference to the forms of agreement attached hereto as Exhibits 10.1, 10.2. and 10.3.

FINANCIAL CONDITION AND LIQUIDITY

Unless otherwise specified, all figures are as at the Balance Sheet Date.

The Company’s total assets as at September 30, 2008, as reflected in the consolidated balance sheet, totaled $6,222,549 compared to $1,747,300 as at December 31, 2007.

The Company’s consolidated deficit in working capital amounted to $3,962,673 and the consolidated quick ratio was 0.10%.

The Company has significantly improved its debt to equity position due to two transactions. The first was the sale of its interest in its subsidiary, BDFC. BDFC accounted for approximately $7,945,000 of the total debt of the Company. The second was to convert $14,943,824 of the convertible promissory notes to preferred shares. This has resulted in the decrease to the Company's total debt of approximately $18,300,000. The Company’s remaining short-term indebtedness was approximately $669.

The Company’s remaining long-term financing is mainly based on convertible promissory notes in the aggregate amount of $3,733,533 issued to third parties.

The shareholders’ equity as at September 30, 2008 totaled $162,155 compared to a shareholders’ deficit of $19,330,336 as at December 31, 2007. The increase in shareholders’ equity is derived primarily from the transactions described above less the operating losses during the nine month period in the aggregate amount of $5,339,373.

One of the Company’s shareholders provided a personal guarantee to two banks in Brazil in connection with loans received from those banks by BDFC. The Company had accrued a guarantee fees payable to the shareholder for providing the guarantee, in the amount of $21,250 per quarter. This fee accrual terminated on the sale of BDFC on July 1, 2008.

The Company will need to obtain additional debt or equity financing in the near term in order to have sufficient working capital to execute its business plan or continue as a going concern. The Company is in the process of seeking such financing; however, there is no assurance that it will be able to obtain such financing on satisfactory terms or at all.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Net Income (Loss)

The Company’s consolidated net income for the third quarter of 2008 amounted to $4,169,031, compared to a consolidated net loss of $2,664,373 for the third quarter of the previous year.

The net income for the third quarter of 2008 increased in comparison to the second quarter of the previous year mainly due to the Company's profit on the sale of the net liabilities of BDFC.

Revenue

The Company was not in operations and therefore did not generate any revenue for the nine months ended September 30, 2008, compared to $75,005 for the third quarter of the previous year.

The revenue from coffee production through the third quarter of 2008 was Nil in light of the Company’s management strategy to make sales through a targeted marketing arm to be acquired in the near future. The Company’s operations are suspended at this moment due to changes in the structure of its operations, including the refurbishment of its factory in Brazil, which is expected to be completed by the forth quarter of 2008.

Cost of Revenues

As with the Company’s revenues in the second quarter of 2008, the cost of revenues was minimal.

General and Administrative Expenses

The consolidated general and administrative expenses for the third quarter of 2008 amounted to $546,333, compared to consolidated general and administrative expenses of $978,036 for the third quarter of the previous year.

The increase in general and administrative expenses was attributable primarily to the additional professional services and traveling expenses of the management of the Company in connection with the suspension of the Company’s operations incurred in the third quarter of the previous year.]

Financial Expenses

The consolidated financial expenses for the third quarter of 2008 amounted to $2,505,128, compared to consolidated financial expenses of $1,024,826 for the third quarter of the previous year.

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

Translation Adjustment—The Brazilian Real ("Real"), the national currency of Brazil, is the primary currency of the economic environment in which the operations of BDFC are conducted. The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes.

The Company translates BDFC's assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of income is translated at average rates during the reporting period. Adjustments resulting from the translation of BDFC's financial statements from Real into U.S. dollars are recorded in stockholders' equity as part of accumulated comprehensive gain - translation adjustments. Gains or losses resulting from transactions in currencies other than Real are reflected in income for the reporting period.

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

MARKET RISK AND CONTINGENT LIABILITIES

The Company is seeking to operate primarily in Brazil, making it susceptible to changes in the economic, political, and social conditions in Brazil. Brazil has experienced political, economic, and social uncertainty in recent years, including an economic crisis characterized by exchange rate instability and Brazilian Real devaluation, increased inflation, high domestic interest rates, negative economic growth, reduced consumer purchasing power and high unemployment. Under its current leadership, the Brazilian government has been pursuing economic stabilization policies, including the encouragement of foreign trade and investment and an exchange rate policy of free market flotation. In the last year, there was an improvement in the Brazilian economic environment. Nevertheless, no assurance can be given that the Brazilian government will continue to pursue these policies, that these policies will be successful if pursued or that these policies will not be significantly altered. In case of a decline in the Brazilian economy, political or social problems or a reversal of Brazil's foreign investment policy it is likely that any such change will have an adverse effect on the Company's results of operations and financial condition. Additionally, inflation in Brazil may lead to higher wages and salaries for employees and increases in the cost of raw materials, which would adversely affect the Company's profitability.

Risks inherent in foreign operations include nationalization, war, terrorism, and other political risks and risks of increases in foreign taxes or changes in U.S. tax treatment of foreign taxes paid and the imposition of foreign government royalties and fees.

ITEM 3.  CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As at September 30, 2008, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934 in that they failed to result in the timely reporting of material financial information. The Company intends to implement new controls and procedures in the fourth quarter of 2008 that will be designed to process, summarize and timely report all material information, including financial, on a going forward basis.

b)
Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As at September 30, 2008, the Company was not a party to any litigation of any kind.

ITEM 1A. RISK FACTORS.

As a small business company, we are not required to provide the information required by this item.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 28, 2008, the Company issued 373,595,592 shares of its Series A Preferred Shares to two affiliated investors and an unaffiliated investor in connection with the conversion of the outstanding principal and accrued interest on the Note into equity in the Company.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

The Company has not defaulted on any senior securities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

1.	Entry into a Material Definitive Agreement, September 28, 2008

EXHIBITS

Number	Title
10.1	8-K Report re Entry into a Material Definitive Agreement, September 28, 2008

10.2	First Amendment to the Series A Preferred Shares Subscription Agreement

10.3	BDFC Leaseback Agreement

31.1	Certification by Daniel Ollech, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Daniel Ollech, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Daniel Ollech, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Daniel Ollech, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 15th day of November 2008.

B & D FOOD, CORP.

By: /s/ Daniel Ollech
Daniel Ollech
Chief Executive Officer