Form 10-K
period 2008-12-31
B&D Food Corp.
filed 2009-04-15
CIK 743241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008 or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(212) 937-8456
(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of December 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $

As of December 31, 2008, there were 154,986,955 shares of Common Stock, par value $0.001 per share issued and outstanding.

References in this annual report to “we,” “us,” or “our” are to B & D Food Corporation and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

i

SOURCES OF INFORMATION

Information contained in this annual report concerning the commercial and military portable electronics market, our general expectations concerning these industries and these markets, and our position within these industries are based on market research, industry publications, other publicly available information and on assumptions made by us based on this information and our knowledge of these industries and these markets, which we believe to be reasonable. Although we believe that the market research, industry publications and other publicly available information are reliable, including the sources that we cite in this annual report, they have not been independently verified by us and, accordingly, we cannot assure you that such information is accurate in all material respects. Our estimates, particularly as they relate to our general expectations concerning the portable electronics market, involve risks and uncertainties and are subject to change based on various factors, including those discussed under ‘‘Risk Factors.’’

All dollar amounts are in U.S. dollars unless otherwise noted.

FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as “will,” “may,” ‘‘expects,’’ ‘‘anticipates,’’ ‘‘approximates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘intends’’ and ‘‘hopes’’ and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. These risks and uncertainties include those set forth under ‘‘Risk Factors.’’ The forward-looking statements contained in this annual report may include, among others, statements about:

•	the development and commercialization schedule for our marketing and production;

•	our financial condition;

•	the expected cost competitiveness of our services and products;

•	rapid technological change;

•	our intellectual property;

•	the timing and availability of our products;

•	our business strategy; and

•	general economic conditions.

Except for our ongoing obligations to disclose material information under the federal securities laws, we are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this annual report might not occur.

ii

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

In September 2007, we signed a 99 year lease (with an option to renew for another 99 years) on a 5,000 hectare coffee plantation in Ethiopia to grow arabica coffee beans in one of the world’s most sought-after regions for coffee and have already commenced planting activities thereon.

In January 2008, we entered into a transaction with the Canaan Group, which consists of three companies: Socan Produtos Alimenticios Ltda. (“Socan”), Leite Canaan Industria e Comercio Ltda. (“Leite Canaan”) and Geskan Industria e Comercio Ltda. (“Geskan”) pursuant to which we were to assume full control over the Canaan Group if we were to pay within six months of January 28, 2008 (the “Payment Date”) U.S. $37,500,000.00 by delivery of (a) 50,000,000 shares issued by BDFC, if and when our share price reaches  U.S. $0.75 and an average of 2.5% of total outstanding/issued shares trades on a daily basis for the six months, (b) U.S. $37,500,000 in cash prior to the Payment Date or (c) a combination of shares issued by BDFC and cash, as provided for in items "(a)" and "(b)" above until the Payment Date.  We were unable to make such payment and this transaction failed to be consummated.

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

On  October 2008 BDFC has signed a leeter of intent with a Brazilian, milk products company with focus on future powdered milk production vision. The LOI signed by both parties stated our efforts and time line to complete the transaction between B&D Food Corp. ("B&D") and the Brazilian firm. Transaction is undergoing aiming to be completed by mid of 2009.

Overview of Business

The Company lease an operating coffee manufacturing facility, including all of the machinery and other equipment in this facility located in the state of Sao Paolo, Brazil through its subsidiary BDFC. We can manufacture coffee products such as roasted, ground and soluble coffee under our own brand names, such as “Brazilian Best,” “Samba Cafe,” “Torino” and “Vivenda.”and, since 2008, Coffee Canaan, Marroscos, Metropolis and Mendense Coffee. BDFC has the ability to manufacture and pack roasted and ground coffee, instant coffee and several mixtures of coffee and tea, such as cappuccino, and other products. After retooling our plant in order to start production, we commenced manufacturing in early 2008 instant coffee for companies that are selling the coffee in and outside of Brazil. To supplement and expand our coffee manufacturing activities, we are actively seeking to acquire different marketing companies in Brazil that can market our coffee.

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

Distribution

In February 2007, we sold most of our production to one customer in Brazil who is a large distributor in the Sao Paulo area that conducts extensive export activities. Due to technical problems we had to stop production and refurbish some of our factory’s equipment.  Such refurbishment has been suspended and it is not clear when and if it will be resumed.

Intellectual Property

BDFC has registered the following trade names with the Instituto Nacional de Propriedade Industrial (the Brazilian equivalent of the U.S. Patent and Trademark Office):

•	Samba Café;

•	Brasilian Best;

•	Torino; and

•	Vivenda.

Such registration entitles BDFC to legal protection for the usage of these names for a period of twenty years in Brazil.  We estimate that approximately 10 years of this protection remains.

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

Employees

As at December 31, 2008, the Company, including BDFC, had 2 employees.

Item 1A.  Risk Factors

As a small reporting company, we are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal executive offices are located at 575 Madison Avenue, Suite 1006, New York, New York 10022, which we rent for $987 per month. We also have executive offices located at Rua Luis Coelho 223, 8th Floor, Conjunto 81, Cerqueira Cesar, Sao Paulo, S.P. - Brazil CEP: 01309-901 which we rent on a monthly basis for $987. We also lease a coffee plant located at Avenida Engenheiro, Penido 1142, Cruzeiro, S.P., Brazil, which consists of 16,620 square meters. BDFC pays a yearly payment of 100k for this factory. We also lease 5000 hectare coffee farm in Ethiopia ,Bdfc pays yearly pay of $802,909. We believe that our properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

Item 3.  Legal Proceedings

The Company is party to various claims and proceedings arising in the normal course of business. Management does not expect the disposition of these matters to have a material adverse effect on the Company’s results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2008.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board (1)

Quarter Ended	High	Low

December 31, 2008	$0.02	$0.01

September 30, 2008	$0.02	$0.02

June 30, 2008	$0.04	$0.02

March 31, 2008	$0.04	$0.04

December 31, 2007	$0.03	$0.01

September 30, 2007	$0.05	$0.05

June 30, 2007	$0.05	$0.05

March 31, 2007	$0.07	$0.07

December 31, 2006	$0.085	$0.085

September 30, 2006	N/A	N/A

June 30, 2006	$0.295	$0.295

March 31, 2006	N/A	N/A

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common stock is issued in registered form. OTR Transfer, Inc., 1000 SW Broadway Street, Suite 920, Portland, Oregon 97205 (Telephone: 503.225.0626; Facsimile: 503.273.9168) is the registrar and transfer agent for our common stock.

Holders

On December 31, 2008, the stockholders’ list of our common stock showed _ registered stockholders and 148,986,955 shares outstanding. On December 31, 2008, the last reported sale price of our common stock on the National Association of Securities Dealers OTC Bulletin Board was $0.01 per share.

Dividends

We declared no dividends in the fiscal year ended December 31, 2008 and we do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our Common Stock other than as described below, we intend to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

We currently do not have any equity compensation plans.

Item 6.  Selected Financial Data

As a small reporting company, we are not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On September 28, 2008, pursuant to a transfer agreement dated the same date between Livorno, Daniel Ollech, Jacques Ollech and Mark Radom (the “Purchasers”), Livorno transferred its right, title and interest in, under and to the U.S. $10,000,000 promissory note dated July 8, 2005, as amended by the amendment to the promissory note dated May 7, 2007 and the second amendment to the promissory note dated September 28, 2008 to the Purchasers in accordance with their respective ownership interests in Livorno.  On the same date thereof, pursuant to a preferred share subscription agreement, the Purchasers converted 100% of the outstanding principal and interest into 3,735,956 preferred shares (the “Series A Preferred shares”) of the Company (the Note having been amended on September 28, 2008 to allow for conversion into preferred shares.  The Series A Preferred Shares carry the following rights:

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

The Company’s total assets as at December 31, 2008, as reflected in the consolidated balance sheet, totaled $6,222,549 compared to $1,747,300 as at December 31, 2007.

The Company’s consolidated deficit in working capital amounted to $3,992,671 and the consolidated quick ratio was 0.10%.

The Company has significantly improved its debt to equity position due to two transactions.  The first was the sale of its interest in its subsidiary, BDFC.  BDFC accounted for approximately $7,945,000 of the total debt of the Company.  The second was to convert $14,943,824 of the convertible promissry notes to preferred shares.  This has resulted in the decrease to the Company's total debt of aproximately $18,300,000.  The Company’s remaining short-term indebtedness was approximately $669.

The Company’s remaining long-term financing is mainly based on convertible promissory notes in the aggregate amount of $3,859,314 issued to third parties.

The shareholders’ equity as at December 31, 2008 totaled $162,155 compared to a shareholders’ deficit of $19,330,336 as at December 31, 2007.  The increase in shareholders’ equity is derived primarily from the transactions described above less the operating losses during the nine month period in the aggregate amount of $ $5,339,373.

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

FISCAL YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 30, 2008

Net Income (Loss)

The Company’s consolidated net income for the fiscal year ended December 31, 2008 amounted to $4,169,031, compared to a consolidated net loss of $2,664,373 for the previous year.

The net income for the fiscal year ended December 31, 2008 increased in comparison to the previous year mainly due to the Company's profit on the sale of the net liabilities of BDFC.

Revenue

The Company was not in operations and therefore did not generate any revenue for the fiscal year ended December 31, 2008, compared to $75,005 for the previous year.

The revenue from coffee production through the fiscal year ended December 31, 2008 was Nil in light of the Company’s management strategy to make sales through a targeted marketing arm to be acquired in the near future. The Company’s operations are suspended at this moment due to changes in the structure of its operations, including the refurbishment of its factory in Brazil, which is expected to be completed by the forth quarter of 2009.

Cost of Revenues

As with the Company’s revenues through the fiscal year ended December 31, 2008, the cost of revenues was minimal.

General and Administrative Expenses

The consolidated general and administrative expenses for through the fiscal year ended December 31, 2008 amounted to $546,333, compared to consolidated general and administrative expenses of $978,036 for the previous year.

The increase in general and administrative expenses was attributable primarily to the additional professional services and traveling expenses of the management of the Company in connection with the suspension of the Company’s operations incurred in the previous year.]

Financial Expenses

The consolidated financial expenses for the fiscal year ended December 31, 2008 amounted to $2,505,128, compared to consolidated financial expenses of $1,024,826 for the previous year.

The increase in financial expenses through the fiscal year ended December 31, 2008 results from interest and financing charges related to the convertible notes incurred over the past 12 months.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income, (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly, (d) measure of any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated, and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods on or after December 15, 2008. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

The Company does not own, hold or trade in any market risk sensitive instruments or any other instruments of any kind.—please confirm.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and corresponding notes thereto called for by this item appear at the end of this document commencing on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

A material in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company´s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company´s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our company. The small number of employees who are responsible for accounting functions (more specifically, one) prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews."

No change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generall accepted accounting principals.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, using as its framework for that evaluation the criteria set forth by the Committee for Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework.  Based on that assessment, management believes that, other than the material weakness (in terms of untimely identifying and resolving accounting and disclosure matters, the Company maintained effective internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information

As of December 31, 2008, the Company is currently in default on its interest obligations under the following Notes:

EGFE	301,333
Kobi Livine	127,101
Rockwell	126,191
Judy Petel	121,114
Cinthia Roice	119,542
Hila Avisar	139,440
Avi sagi	132,960
Ofrer S.A.	117,478
1,185,159

The Company is in the process of negotiating such default with the relevant Noteholders, but no assurances may be given as to the outcome of such negotiations or any actions that the Noteholders may take to enforce their rights under the Notes.

Item 10.  Directors, Executive Officers and Corporate Governance

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

Сorporate Governance

Evaluation of Disclosure Controls and Procedures. As at December 31, 2008, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934 in that they failed to result in the timely reporting of material financial information.  The Company intends to implement new controls and procedures in 2009 that will be designed to process, summarize and timely report all material information, including financial, on a going forward basis.

Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 11.  Executive Compensation

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

Option/ SAR Grants

There were no grants of options or grant of restricted stock to executive officers or employees in 2008.

Aggregated Option/ SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/ SAR Values

No stock options were exercised by the named executive officers in 2008.

Long-Term Incentive Plan

There were no awards made to the executive officers in 2008.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth, as of December 31, 2008 [please check and confirm], certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

(2)
Based on 148,986,955 shares of common stock outstanding as at December 31, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

Item 13.  Certain Relationships, Related Transactions and Director Independence

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

Item 14.  Principal Accounting Fees and Services

To be disclosed in an amended filing to this 10-K report.

The Company does not have an audit committee and, as such, has not reviewed, considered or otherwise approved any such fees.

EXHIBITS [to be updated]

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 15th day of April 2009 .

B & D FOOD, CORP.

By: /s/ Daniel Ollech
Daniel Ollech
Chief Executive Officer

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

B&D FOOD CORP. AND SUBSIDIARY

December 31, 2008 and 2007

 CONTENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-1 - F-2
Consolidated Statements of Operations and Comprehensive Loss	F-3
Consolidated Statements of Stockholders' Deficit	F-4
Consolidated Statements of Cash Flows	F-5
Notes to the Consolidated Financial Statements	F-6 - F-23

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31

(Expressed in United States Dollars)

		2008	2007
ASSETS
Current Assets
Cash and cash equivalents		$-	$3,175
Accounts receivable - trade, net of allowance for doubtful accounts of $Nil (2007 - $47,787)		-	19,213
Prepaid and sundry assets		12,885	5,189
Advances to related parties		442,800	-
Total Current Assets		455,685	27,577
Long-Term Assets
Note receivable		5,733,241	-
Property, plant and equipment, net	6	2,017	1,719,723
Total Long-Term Assets		5,735,258	1,719,723
Total Assets		$6,190,943	$1,747,300

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

AS AT DECEMBER 31

(Expressed in United States Dollars)

		2008	2007
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank loans	7	$669	$1,380,572
Accounts payable	8	379,866	611,689
Accrued liabilities and other payables	9	1,877,088	5,198,371
Long-term debt - current portion	10	-	1,213,938
Convertible debentures - current portion	11	2,240,429	11,472,557
Total Current Liabilities		4,498,052	19,877,127
Long-Term Liabilities
Allowance for severance pay		-	144,582
Long-term debt	10	-	32,453
Convertible debentures	11	1,643,885	1,023,474
Total Long-Term Liabilities		1,643,885	1,200,509
Total Liabilities		6,141,937	21,077,636
Commitments and Contingencies	12
Going Concern	2
Stockholders' Equity	13
Preferred shares of $ 0.001 par value; Authorized: 10,000,000 shares; Issued and outstanding: 3,735,956 shares		373,596	-
Additional paid-in capital - preferred shares		14,570,228	-
Common shares of $ 0.001 par value; Authorized: 400,000,000 shares; Issued and outstanding: 148,986,955		148,987	148,987
Additional paid-in capital - common shares		2,682,769	2,682,769
Accumulated other comprehensive loss		-	(379,635)
Accumulated deficit		(17,726,574)	(21,782,457)
Total Stockholders' Equity		49,006	(19,330,336)
Total Liabilities and Stockholders' Equity		$6,190,943	$1,747,300

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31

(Expressed in United States Dollars)

	2008	2007
REVENUES	$-	$78,757
COST OF GOODS SOLD	80,824	244,756
GROSS LOSS	(80,824)	(165,999)
EXPENSES
Management and directors fees	4,547,260	-
Office and general	800,119	2,244,304
Rent and occupancy costs	200,727	-
Depreciation	68,570	142,284
TOTAL OPERATING EXPENSES	5,616,676	2,386,588
LOSS FROM OPERATIONS	(5,697,500)	(2,552,587)
Financial	(2,404,271)	(2,692,622)
Other income, net	188,268	3,051
Gain on sale of subsidiary interests	11,969,386	-
INCOME (LOSS) BEFORE TAXES	4,055,883	(5,242,158)
Taxes	-	-
NET INCOME (LOSS)	4,055,883	(5,242,158)
COMPREHENSIVE INCOME (LOSS)	$4,055,883	$(5,242,158)

EARNINGS (LOSS) PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.03	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	148,986,955	125,396,355

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Expressed in United States Dollars)

	Preferred Stock			Common Stock			Accumulated
	Number	Amount	Additional Paid-In Capital	Number	Amount	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance January 1, 2007	-	$-	$-	104,250,000	104,250	$1,199,756	$(379,635)	$(16,540,299)	$(15,615,928)
Issuance of shares for services	-	-	-	24,736,955	24,737	498,013	-	-	522,750
Warrants granted for services	-	-	-	-	-	205,000	-	-	205,000
Conversion of convertible note with parent company (note 13)	-	-	-	20,000,000	20,000	780,000	-	-	800,000
Foreign currency translation	-	-	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	(5,242,158)	(5,242,158)

Balance, December 31, 2007	-	$-	$-	148,986,955	$148,987	$2,682,769	$(379,635)	$(21,782,457)	$(19,330,336)
Preferred stock issued on conversion of notes	3,735,956	373,596	14,570,228	-	-	-	-	-	14,943,824
Foreign currency translation	-	-	-	-	-	-	379,635	-	379,635
Net earnings for the period	-	-	-	-	-	-	-	4,055,883	4,055,883
Balance, December 31, 2008	3,735,956	$373,596	$14,570,228	148,986,955	148,987	$2,682,769	$-	$(17,726,574)	$49,006

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

(Expressed in United States Dollars)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$4,055,883	$(5,242,158)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	68,570	142,284
Convertible debt issued for services	3,968,268	-
Change in provision for contingencies	-	40,085
Interest due to convertible notes and bank debts	825,512	1,280,769
Change in allowance for severance pay	29,254	-
Gain from disposition of property, plant and equipment	50,000	(13,289)
Issuance of shares for services	-	727,750
Gain on sale of subsidiary interests	(11,969,386)	-
Changes in operating assets and liabilities:
Accounts receivable	19,213	(9,698)
Inventory	-	39,564
Prepaid and sundry assets	(145,124)	73,253
Other receivables	-	258,975
Accounts payable	290,417	290,417
Accrued liabilities and other payables	798,195	1,262,142
NET CASH USED IN OPERATING ACTIVITIES	(2,009,198)	(1,149,906)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property, plant and equipment, net	50,165	14,910
Acquisition of property, plant and equipment, net	-	(1,506)
NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	50,165	13,404
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	314,597	-
Proceeds from (repayment of) long term debt	151,261	(100,791)
Proceeds from convertible debentures	1,490,000	1,237,500
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,955,858	1,136,709
NET INCREASE IN CASH AND CASH EQUIVALENTS	(3,175)	207
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,175	2,968
CASH AND CASH EQUIVALENTS, END OF YEAR	$-	$3,175

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

On July 1, 2008, the Company completed execution of a stock purchase agreement with SBKF Investments, Ltd. (the “Purchaser”) for the sale of 100% of the issued and outstanding common stock of BDFC Brasil Alimentos LTDA. a subsidiary of the B&D.  The purchase price totaled $5,764,847 and in consideration the Company received an note bearing annual interest of 18% repayable in equal  monthly payments of principal and interest of $58,575.  The net liabilities of BDFC at the time of the sale was $6,204,539, resulting in a gain on sale of $11,969,386.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Expressed in United States Dollars)

2.	GOING CONCERN

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has raised capital and financing to cover all of its losses from operations since inception but the Company's ability to continue as a going concern is contingent upon its ability to attain and sustain profitable operations and to generate sufficient capital and financing from external investors and lenders.  For the year ended 31 December 2008 the Company experienced a net loss of $(4,055,883) (2007 - $5,242,158) and has a working capital deficiency of $4,042,369 (2007 - $19,849,550).  In addition, the Company has defaulted on certain bank loans as further described in note 10.

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

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Expressed in United States Dollars)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

December 31, 2008 and 2007

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

December 31, 2008 and 2007

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

December 31, 2008 and 2007

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments -In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after 15 December 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Expressed in United States Dollars)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160").  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance will become effective as of the beginning of the Company’s fiscal year beginning after 15 December 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In February 2008, FASB issued FASB Staff Position (“FSP”) on SFAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP SFAS 140-3”).  The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” ("SFAS 140").  However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140.  FSP SFAS 140-3 is effective for financial statements issued for fiscal years beginning after 15 November 2008, and interim periods within these fiscal years.  Earlier application is not permitted.  The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

In February 2008, FASB issued FSP SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP SFAS 157-1”).  FSP SFAS 157-1 amends SFAS 157 to exclude FASB Statement No. 13, "Accounting for Leases", and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations, or FASB Statement No. 141 (revised 2007), Business Combinations, regardless of whether those assets and liabilities are related to leases.  FSP SFAS 157-1 is effective upon the initial adoption of SFAS 157.

In February 2008, FASB issued FSP SFAS No. 157-2, Effective date of FASB Statement No. 157 (“FSP SFAS 157-2”).  FSP SFAS 157-2 delays the effective date of SFAS No. 157, Fair Value Measurement to fiscal years beginning after 15 November 2008, and interim periods within those fiscal years.

In March 2008, FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 161").  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after 15 November 2008.  Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Expressed in United States Dollars)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on its financial statements.

In October 2008, the FASB issued Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3).  FSP 157-3 clarifies the application of SFAS No. 157, which we adopted as of 1 January 2008, in cases where a market is not active.  The Company has considered the guidance provided by FSP 157-3 and determined that the impact was not material on estimated fair values as of 31 December 2008.

5.	INVENTORY

	2008	2007

Packaging	$-	$122,247
Dissolvable coffee	-	16,871
Material for resale	-	4,479
Fuel and lubricants	-	6,129
Less provision for obsolescence	-	(149,726)
	$-	$-

6.	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

	2008	2007

Land and building	$-	$1,955,167
Computers, furniture and machinery	6,583	1,337,034
Motor vehicles	-	24,687
	6,583	3,316,888
Accumulated depreciation	(4,566)	(1,597,165)
Net book value	$2,017	$1,719,723

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Expressed in United States Dollars)

7.	BANK LOANS

	2008	2007

UCS Fomento Comercial S.A.	$-	$1,345,152
Unibanco	-	468,969
Banco Real	669	30,156
Other bank overdrafts	-	23,661
	$669	$1,867,938

8.	ACCOUNTS PAYABLE

	2008	2007

Trade payable (*)	$379,868	$1,226,864
Less judicial deposits	-	(615,174)
	$379,868	$611,690

(*) The judicial deposit represent payments made mainly in 2001 and 2002 under the Judicial Creditors Agreement (see also note 1).

9.	ACCRUED LIABILITIES AND OTHER PAYABLES

	2008	2007

Brazilian taxes payable other than income tax	$-	$2,432,412
Employees and related institutions	1,483,694	1,744,583
Provision for contingencies (note 14)	-	427,372
Amounts payable to stockholders of the Company, unsecured, non interest bearing and payable on demand	93,284	152,384
Other accrued liabilities	300,110	441,620
	$1,877,088	$5,198,371

Included in employees and related institutions is $1,253,241 (December 31, 2007 - $1,002,138) in accrued management fees which are payable to a corporate shareholder.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Expressed in United States Dollars)

10.	LONG-TERM DEBT

	2008	2007

Mortgage, payable in blended monthly installments of $31,330, bearing interest at the rate of TR, due March 2008. The mortgage is secured by the property disclosed in note 7. The Company has defaulted on its payments and is currently attempting to renegotiate the terms with the bank.	$-	$980,114
Various unsecured term loans at TR plus 0.2%.	-	266,277
	-	1,246,391
Less current portion	-	(1,213,938)
	$-	$32,453

11.	CONVERTIBLE DEBENTURES AND PROMISSORY NOTES

Composed of:

	2008	2007

Convertible debentures - parent company	$-	$10,377,778
Convertible debentures - other	3,278,427	1,755,691
Promissory notes	605,887	362,562
	3,884,314	12,496,031

The convertible debentures and promissory notes are unsecured and mature and become due as follows:

	2008	2007

Amount due in 2008	-	11,472,557
Amount due in 2009	2,404,586	732,863
Amount due in 2010	106,361	-
Amount due in 2011	310,611	290,611
Amount due in 2013	1,062,756	-
	$3,884,314	$12,496,031

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Expressed in United States Dollars)

11.	CONVERTIBLE DEBENTURES AND PROMISSORY NOTES (Continued)

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

On July 11, 2005, in connection with the business combination described in note 1, the Company issued an unsecured 8% convertible promissory note, in the amount of $10,000,000 to the BDFC stockholders in consideration for the entire preferred stock of BDFC.  The note is payable (principal plus accumulated interest) on July 8, 2008 and may be converted, at the option of the holder, at any time, prior to or at the time of repayment by the Company, to the Company’s common stock at the rate of $0.20 per share. At the date of the agreement, BDFC stockholders were also the controlling stockholders of the Company.  On July 11, 2006, pursuant to a conversion notice received from Livorno Investment S.A (“Livorno”), by which Livorno elected to convert all of the annual accumulated interest on its convertible note (which amounted to $800,000) into shares of the Company’s common stock at a conversion price of $0.20 per share, the Company issued 4,000,000 shares of common stock to Livorno.  Livorno is a corporate shareholder of the Company.  Interest accumulated in the year 2007 due on this note amounted to $357,260.  On May 7, 2007 the Company agreed to amend the terms of the note with Livorno to change the conversion rate from $0.20 to $0.04 per share.  On August 1, 2007, pursuant to a conversion notice received from Livorno, by which Livorno elected to convert notes in the amount of $800,000 into shares of the Company’s common stock at a conversion price of $0.04 per share, the Company issued 20,000,000 shares of common stock to Livorno. The remaining balance and interest payable as at December 31, 2007 was $10,377,778.

On February 24, 2006, the Company issued an unsecured convertible promissory note in the principal amount of $100,000 to a third party.  On March 8, 2006 and April 19, 2006 the Company issued another two convertible promissory notes, to another third party, in the aggregate principal amount of $100,000.  The notes bears annual interest of 9.5% and mature after two years.  At any time after the first six months, the holder has the right to convert the principal and interest due on the note into fully paid and non assessable shares of the Company’s common stock, par value $.001 per share.  The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount of the plus accrued interest (if any) by 0.65.  Interest accumulated in the year 2007 due to this note amounted to $35,007.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Expressed in United States Dollars)

11.	CONVERTIBLE DEBENTURES AND PROMISSORY NOTES (Continued)

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

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Expressed in United States Dollars)

11.	CONVERTIBLE DEBENTURES AND PROMISSORY NOTES (Continued)

On September 28, 2008 the Board approved the transfer of the outstanding convertible promissory note held by Livorno Investments S.A. (“Livorno”) to the respective owners of Livorno (the "Purchasers").  The Company also issued additional convertible notes to the Purchasers totalling $3,968,268 for services rendered related to the sale of BDFC.  Immediately thereafter, the Company received a conversion notice, by which the Purchasers elected to convert all of the principal and accumulated interest on their convertible notes (which amounted to $14,943,824) into shares of the Company’s preferred stock at a conversion price of $0.04 per share.  On conversion, the Company issued 3,735,956 shares of preferred stock to the Purchasers. The terms of the preferred shares subscription agreement state that the preferred shares are convertible to common shares at a rate of 1 to 100.

On November 11, 2008, the Company issued an unsecured promissory note, convertible into shares of the Company's common stock at the option of the holder, to an unrelated corporation in the principal amount of $25,000 as payment for certain accounts payable, bearing interest at an annual rate of 15% and maturing on December 31, 2009.

12.	COMMITMENT

On September 26, 2008, the Company entered into a lease agreement with SBKF Investments, Ltd for a term of 18 years, whereby they would leaseback all of the land building and factory that was sold to them, as described in Note 1.  The Company's remaining lease obligations, with future minimum annual payments (exclusive of taxes, insurance and maintenance costs) are  as follows:

Year One	802,909
Year Two	802,909
Year Three	802,909
Year Four	802,909
Year Five and thereafter	11,240,726
$14,452,362

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Expressed in United States Dollars)

13.	CAPITAL STOCK

The following transactions occurred from January 1, 2006 to December 31, 2008:

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

On September 28, 2008 the Company received a conversion notice, by which the Purchasers elected to convert all of the principal and accumulated interest on their convertible notes (which amounted to $14,943,824) into shares of the Company’s preferred stock at a conversion price of $0.04 per share.  On conversion, the Company issued 3,735,956 shares of preferred stock to the Purchasers. The terms of the preferred shares subscription agreement state that the preferred shares are convertible to common shares at a rate of 1 to 100.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Expressed in United States Dollars)

14.	INCOME TAXES

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

The components of deferred income taxes have been determined at the Brazilian statutory rate of 24% (2007 - 24%) and the combined U.S. federal and state statutory rate of 35% (2007 - 35%) and are as follows:

	2008	2007

Deferred income tax assets (liabilities):
Net operating loss carry-forwards	$2,805,203	$2,805,203
Property, plant and equipment	-	62,249
Valuation allowance	(2,805,203)	(2,867,452)
Deferred income taxes	$-	$-

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

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Expressed in United States Dollars)

15.	WARRANTS

A summary of stock warrant activity is as follows:

	Shares Subject to Warrants	Weighted Average Exercise Price
Outstanding on 31 December 2005	-	$-
Granted	-	-
Exercised / forfeited / expired	-	-
Outstanding on 31 December 2006	-	-
Granted	19,500,000	0.10
Exercised / forfeited / expired	-	-
Outstanding and exercisable on 31 December 2007 and 2008	19,500,000	$0.10

The following transactions occurred from 1 January 2006 through 31 December 2008:

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

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Expressed in United States Dollars)

16.	SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended 31 December 2008 the Company paid $1,578,759 (2006 - $1,411,853) in interest and there were no income taxes paid.

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

On November 11, 2008, the Company issued an unsecured promissory note, convertible into shares of the Company's common stock at the option of the holder, to an unrelated corporation in the principal amount of $25,000 as payment for certain accounts payable, bearing interest at an annual rate of 15% and maturing on December 31, 2009.

17.	TRANSACTIONS WITH RELATED PARTIES

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

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Expressed in United States Dollars)

18.	FINANCIAL RISKS

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

19.	COMPARATIVE FIGURES

Certain figures in the 2007 consolidated financial statements have been reclassified to conform with the basis of presentation used in 2008.