Form 10-K/A
period 2008-12-31
B&D Food Corp.
filed 2009-04-30
CIK 743241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Amendment No. 1 to
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

As of December 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $250,000

As of December 31, 2008, there were 154,986,955 shares of Common Stock, par value $0.001 per share issued and outstanding.

TABLE OF CONTENTS

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth, as of December 31, 2008 , certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature		Percentage
	of Beneficial		of
	Ownership		Class(2)
Name and Address of Beneficial Owner(1)
5% Shareholders
Livorno Investments S.A. (3) Rua Cotoxo 611-cj63 Sao Paulo-SP- Brazil 05021-000	91,754,538	(4)	48.1%
IDIS Holdings LLC	15,000,000		10.0%
Emerdale Enterprises Ltd c/- Trust Services, Chamer strasse 12C, PO Box 4436, ZUG Switzerland, 6304	8,000,000		5.3%
Rolf Investments LTD c/- Trust Services, Chamer strasse 12C, PO Box 4436, ZUG Switzerland, 6304	7,200,000		4.8%

Directors and Executive Officers
Daniel Ollech	500,000	(5)	0.4%
Jacques Ollech	500,000	(6)	0.4%
All Directors and Executive Officers as a Group (4 Persons)	1,000,000	(7)	0.8%

(1)	Each of our directors and executive officers may be reached at 575 Madison Avenue, Suite 1006, New York, New York 10022-2511.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 30th day of April 2009 .

B & D FOOD, CORP.

By: /s/ Daniel Ollech
Daniel Ollech
Chief Executive Officer

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

B&D FOOD CORP. AND SUBSIDIARY

December 31, 2008 and 2007

 CONTENTS

Page
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1- F-2
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-3 - F-4
Consolidated Statements of Operations and Comprehensive Loss	F-5
Consolidated Statements of Stockholders' Deficit	F-6
Consolidated Statements of Cash Flows	F-7
Notes to the Consolidated Financial Statements	F-8 - F-25

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
B&D Food Corp.

We have audited the accompanying consolidated balance sheets of B&D Food Corp. (incorporated in the state of Delaware in the United States of America) as of December 31, 2008, and the related consolidated statements of operations and comprehensive loss, Stockholders’ deficit and cash flows for the years then ended (all expressed in United States dollars). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of B&D Food Corp. as of December 31, 2008 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has a substantial working capital deficiency and Stockholders’ deficit as at December 31, 2008. These conditions raise substantial doubt about its ability to continue as going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

“Fazzari and Partners LLP”

Vaughan, Ontario, Canada	Chartered Accountants
April 30, 2009	Licensed Public Accountants

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31

(Expressed in United States Dollars)

		2008	2007
ASSETS
Current Assets
Cash and cash equivalents		$-	$3,175
Accounts receivable - trade, net of allowance for doubtful accounts of $Nil (2007 - $47,787)		-	19,213
Prepaid and sundry assets		12,885	4,689
Advances to related parties		442,800	-
Total Current Assets		455,685	27,077
Long-Term Assets
Other receivables		5,733,241	500
Property, plant and equipment, net	6	2,017	1,719,723
Total Long-Term Assets		5,735,258	1,720,223
Total Assets		$6,190,943	$1,747,300

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

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has raised capital and financing to cover all of its losses from operations since inception but the Company's ability to continue as a going concern is contingent upon its ability to attain and sustain profitable operations and to generate sufficient capital and financing from external investors and lenders.  For the year ended 31 December 2008 the Company experienced a net loss of $(4,055,883) (2007 - $5,242,158) and has a working capital deficiency of $4,042,369 (2007 - $19,850,050).  In addition, the Company has defaulted on certain bank loans as further described in note 10.

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

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Expressed in United States Dollars)

7.	BANK LOANS

	2008	2007

UCS Fomento Comercial S.A.	$-	$857,786
Unibanco	-	468,969
Banco Real	669	30,156
Other bank overdrafts	-	23,661
	$669	$1,380,572

8.	ACCOUNTS PAYABLE

	2008	2007

Trade payable (*)	$379,868	$1,226,864
Less judicial deposits	-	(615,174)
	$379,868	$611,690

(*) The judicial deposit represent payments made mainly in 2001 and 2002 under the Judicial Creditors Agreement (see also note 1).

9.	ACCRUED LIABILITIES AND OTHER PAYABLES

	2008	2007

Brazilian taxes payable other than income tax	$-	$2,437,611
Employees and related institutions	1,483,694	1,739,384
Provision for contingencies (note 14)	-	427,372
Amounts payable to stockholders of the Company, unsecured, non interest bearing and payable on demand	93,284	152,384
Other accrued liabilities	300,110	441,620
	$1,877,088	$5,198,371

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

During the year ended 31 December 2008 the Company paid $1,578,759 (2007 - $1,411,853) in interest and there were no income taxes paid.

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