Form 10-Q
period 2009-03-31
B&D Food Corp.
filed 2009-05-20
CIK 743241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

- 1st Quarter 2009 -

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

As of March 31, 2009, there were 148,986,955 shares of Common Stock, par value $0.001 per share issued and outstanding.

Small Company Disclosure (check one):    Yes  ☒  No   ☐

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial Statements	1-9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures	17

	PART II

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Securities Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

B & D FOOD, CORP.

(a Delaware corporation)

INTERIM CONSOLIDATED FINANCIAL

REPORTS (UNAUDITED)

AS AT

MARCH 31, 2009

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

B&D FOOD CORP. AND SUBSIDIARY

March 31, 2009

CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as at March 31, 2009 and December 31, 2008	1 - 2

Consolidated Statements of Loss and Comprehensive Loss for the Three Months Ended	3

Consolidated Statements of Cash Flows for the Three Months Ended	4

Notes to the Consolidated Financial Statements for the Three Months Ended	5 - 9

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS AT MARCH 31,

(Expressed in United States Dollars)

	Note	2009 (unaudited)	2008 (audited)

ASSETS
Current Assets
Prepaid and sundry assets		$12,885	$12,885
Advances to related parties		442,800	442,800

Total Current Assets		455,685	455,685

Long-Term Assets
Note receivable		5,701,635	5,733,241
Property, plant and equipment, net	4	-	2,017

Total Long-Term Assets		5,701,635	5,735,258

Total Assets		$6,157,320	$6,190,943

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

AS AT MARCH 31,

(Expressed in United States Dollars)

	Note	2009 (unaudited)	2008 (audited)

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness		$669	$669
Accounts payable		431,677	379,866
Accrued liabilities and other payables	5	1,937,088	1,877,088
Convertible debentures - current portion	6	2,451,575	2,240,429

Total Current Liabilities		4,821,009	4,498,052

Long-Term Liabilities
Convertible debentures	6	1,507,227	1,643,885

Total Liabilities		6,328,236	6,141,937

Commitments and Contingencies	7

Going Concern	2

Stockholders' Equity
Preferred shares of $ 0.001 par value; Authorized: 10,000,000 shares; Issued and outstanding: 3,735,956 shares		373,596	373,596
Additional paid-in capital - preferred shares		14,570,228	14,570,228
Common shares of $ 0.001 par value; Authorized: 400,000,000 shares; Issued and outstanding: 148,986,955		148,987	148,987
Additional paid-in capital - common shares		2,682,769	2,682,769
Accumulated deficit		(17,946,496)	(17,726,574)

Total Stockholders' Deficit		(170,916)	49,006

Total Liabilities and Stockholders' Deficit		$6,157,320	$6,190,943

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in United States Dollars)

	2009	2008

REVENUES	$-	$-

COST OF GOODS SOLD	-	33,562

GROSS LOSS	-	(33,562)

EXPENSES
Management and directors fees	60,000	-
General and administrative	28,828	592,181
Rent and occupancy costs	200,727	-
Depreciation	-	34,582

TOTAL OPERATING EXPENSES	289,555	626,763

LOSS FROM OPERATIONS	(289,555)	(660,325)
Interest, net	69,633	(924,233)
Other income, net	-	40,617

LOSS BEFORE TAXES	(219,922)	(1,543,941)
Taxes	-	-

NET LOSS	$(219,922)	$(1,543,941)

COMPREHENSIVE LOSS	$(219,922)	$(1,543,941)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	148,986,955	148,986,955

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in United States Dollars)

	2009 (unaudited)	2008 (audited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(219,922)	$(1,543,941)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	34,582
Interest due to convertible notes and bank debts	74,488	255,780
Change in allowance for severance pay	-	10,052
Loss (gain) from disposition of property, plant and equipment	2,018	(17,285)

Changes in operating assets and liabilities:
Accounts receivable	-	(13,344)
Prepaid and sundry assets	-	(96,558)
Note receivable	31,606	-
Accounts payable	51,810	51,273
Accrued liabilities and other payables	60,000	378,978

NET CASH USED IN OPERATING ACTIVITIES	-	(940,461)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property, plant and equipment, net	-	17,285

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank loans	-	(676)
Proceeds from long term debt	-	33,187
Proceeds from convertible debentures	-	890,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	922,511

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	(665)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	3,175

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$2,510

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and 2008

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

March 31, 2009 and 2008

(Expressed in United States Dollars)

2.	GOING CONCERN

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has raised capital and financing to cover all of its losses from operations since inception but the Company's ability to continue as a going concern is contingent upon its ability to attain and sustain profitable operations and to generate sufficient capital and financing from external investors and lendors.  For the three months ended March 31, 2009 the Company experienced a net loss of $219,922 (March 31, 2008 - $1,543,941) and has a working capital deficiency of $4,365,324 (December 31, 2008 - $4,042,367).

Management has recently entered into a joint venture agreement, where B&D has acquired 60% of a Brazilian Company which owns certain rights to the trademarks, customer lists and distribution of food products.  The purchase price and contribution to the joint venture will require approximately $12,000,000.  The Company is currently in negotiations to raise these funds.  In addition, the Company is seeking financing to fund the ongoing overhead expenses of B&D.

In the opinion of the management, the anticipated growth of operations and the financing with potential new investors in the future, will permit the Company to continue as a going concern in the coming year, until such time that the Company obtains profitable operations.

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

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and 2008

(Expressed in United States Dollars)

4.	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

	March 31, 2009	December 31, 2008

Computers, furniture and machinery	$-	$6,583
	-	6,583
Accumulated depreciation	-	(4,566)

Net book value	$-	$2,017

5.	ACCRUED LIABILITIES AND OTHER PAYABLES

	March 31, 2009	December 31, 2008

Employees and related institutions	$1,543,694	$1,483,694
Amounts payable to stockholders of the Company, unsecured, non interest bearing and payable on demand	93,284	93,284
Other accrued liabilities	300,110	300,110

	$1,937,088	$1,877,088

Included in employees and related institutions is $1,253,241 (December 31, 2008 - $1,253,241) in accrued management fees which are payable to a corporate shareholder.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and 2008

(Expressed in United States Dollars)

6.	CONVERTIBLE DEBENTURES AND PROMISSORY NOTES

Composed of:

	March 31, 2009	December 31, 2008

Convertible debentures - other	$3,339,615	$3,278,427
Promissory notes	619,187	605,887

	$3,958,802	$3,884,314

The convertible debentures and promissory notes are unsecured and mature and become due as follows:

	March 31, 2009	December 31, 2008

Amount due in 2009	2,451,573	2,404,586
Amount due in 2010	108,861	106,361
Amount due in 2011	315,611	310,611
Amount due in 2013	1,082,756	1,062,756

	$3,958,801	$3,884,314

7.	COMMITMENTS AND CONTINGENCIES

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

$14,452,362

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and 2008

(Expressed in United States Dollars)

8.	SUBSEQUENT EVENTS

On May 13, 2009, the Company entered into a purchase and sale agreement to purchase 60% of the outstanding shares of Global Milk Businesses and Administration of Private Properties LTDA. ("Global Milk"), a limited liability company, incorporated in the State of Sao Paulo, Brazil.  Global Milk holds the rights of certain intellectual property of the brand name products manufactured and sold under the brand name Teixeira.

Pursuant to the agreement, B&D acquired 300 common shares of Global Milk from Castrol, LLC ("Castrol"), a Delaware corporation, representing 60% of the outstanding shares of Global Milk, for consideration of 13,000,000 Brazilian Reals ($6,370,000).  B&D and Castrol are then required to contribute 20,000,000 Brazilian Reals to the company based on their ownership.  B&D must make the capital contribution of 12,000,000 Brazilian Reals ($5,880,000) and complete payment for the acquired shares of 13,000,000 Brazilian Reals ($6,370,000) by December 10, 2009 or the shares issued will be cancelled.  B&D is currently in negotiations with various lenders to raise the 25,000,000 Brazilian Reals to fund the purchase and contribution.

In addition, the Company is required to arrange working capital financing, in the form of a bank loan, for Global Milk, within thirty days, in the amount of 4,000,000 Brazilian Reals ($1,960,000).

B&D has determined that it is the accounting acquirer and that it will obtain control of Global Milk.  B&D will therefore consolidate 100% of Global Milks assets and liabilities.  The Company is currently assessing the fair value of the assets and liabilities of Global Milk.

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

On May 13, 2009, the Company entered into a purchase and sale agreement to purchase 60% of the outstanding shares of Global Milk Businesses and Administration of Private Properties LTDA. ("Global Milk"), a limited liability company, incorporated in the State of Sao Paulo, Brazil.  Global Milk holds the rights of certain intellectual property of the brand name products manufactured and sold under the brand name Teixeira.

Pursuant to the agreement, B&D acquired 300 common shares of Global Milk from Castrol, LLC ("Castrol"), a Delaware corporation, representing 60% of the outstanding shares of Global Milk, for consideration of 13,000,000 Brazilian Reals ($6,370,000).  B&D and Castrol are then required to contribute 20,000,000 Brazilian Reals to the company based on their ownership.  B&D must make the capital contribution of 12,000,000 Brazilian Reals ($5,880,000) and complete payment for the acquired shares of 13,000,000 Brazilian Reals ($6,370,000) by December 10, 2009 or the shares issued will be cancelled.  B&D is currently in negotiations with various lenders to raise the 25,000,000 Brazilian Reals to fund the purchase and contribution.

The foregoing description of the agreements and the transactions contemplated thereby is not complete and is qualified in its entirety by reference to the forms of agreement attached hereto as Exhibits 2.1, 10.4, 10.5 and 10.6.

FINANCIAL CONDITION AND LIQUIDITY

Unless otherwise specified, all figures are as at the Balance Sheet Date.

The Company’s total assets as at March 31, 2009, as reflected in the consolidated balance sheet, totaled $6,157,320 compared to $6,190,943 as at December 31, 2008.

The Company’s consolidated deficit in working capital amounted to $4,365,324 and the consolidated quick ratio was 0.10%.

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

The Company’s remaining long-term financing is mainly based on convertible promissory notes in the aggregate amount of $3,958,802, issued to third parties.

The shareholders’ deficit as at March 31, 2009 totaled $170,916 compared to a shareholders’ deficit of $49,006 as at December 31, 2008.

One of the Company’s shareholders provided a personal guarantee to two banks in Brazil in connection with loans received from those banks by BDFC. The Company had accrued a guarantee fees payable to the shareholder for providing the guarantee, in the amount of $21,250 per quarter. This fee accrual terminated on the sale of BDFC on July 1, 2008.

Management has recently entered into a joint venture agreement, where B&D has acquired 60% of a Brazilian Company which owns certain rights to the trademarks, customer lists and distribution of food products.  The purchase price and contribution to the joint venture will require approximately $12,000,000.  The Company is currently in negotiations to raise these funds.  In addition, the Company is seeking financing to fund the ongoing overhead expenses of B&D.

In the opinion of the management, the anticipated growth of operations and the financing with potential new investors in the future, will permit the Company to continue as a going concern in the coming year, until such time that the Company obtains profitable operations.

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

Net Income (Loss)

The Company’s consolidated net loss for the first quarter of 2009 amounted to $219,922, compared to a consolidated net loss of $1,543,941 for the first quarter of the previous year.

Revenue

The Company was not in operations and therefore did not generate any revenue for the three months ended March 31, 2009, the same for the first quarter of the previous year.

Cost of Revenues

As with the Company’s revenues in the first quarter of 2008, the cost of revenues was minimal.

General and Administrative Expenses

The consolidated general and administrative expenses for the first quarter of 2009 amounted to $28,828, compared to consolidated general and administrative expenses of $592,181 for the first quarter of the previous year.

Financial Expenses

The consolidated financial expenses for the first quarter of 2009 amounted to $289,555, compared to consolidated financial expenses of $626,763 for the first quarter of the previous year.  The decrease is due to the conversion of certain shareholder notes to common shares.

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

ITEM 3.  CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As at March 31, 2009, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934 in that they failed to result in the timely reporting of material financial information. The Company intends to implement new controls and procedures in the fourth quarter of 2008 that will be designed to process, summarize and timely report all material information, including financial, on a going forward basis.

b)
Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As at March 31, 2009, the Company was not a party to any litigation of any kind.

ITEM 1A. RISK FACTORS.

As a small business company, we are not required to provide the information required by this item.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has not issued any shares during this period

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

The Company has not defaulted on any senior securities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

1. Entry into a Material Definitive Agreement, September 28, 2008

2. Entry into a Material Definitive Agreement, May 19, 2009

EXHIBITS

2.1 Share Purchase and Sale Agreement
10.1 8-K Report re Entry into a Material Definitive Agreement, September 28, 2008 *
10.2 First Amendment to the Series A Preferred Shares Subscription Agreement *
10.3 BDFC Leaseback Agreement *
10.4 Shareholders Agreement of Global Milk Businesses and Administration of Private Properties LTDA.
10.5 Agreement for the Surrender and Transfer of Trademarks
10.6 Alteration of Social Contract of Global Milk Businesses and Administration of Private Properties LTDA.
31.1 Certification by Daniel Ollech, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification by Daniel Ollech, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification by Daniel Ollech, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification by Daniel Ollech, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* incorporated by reference from our Form 10-Q Current Report, filed November 19, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 20th day of May 2009.

B & D FOOD, CORP.

By: /s/ Daniel Ollech
Daniel Ollech
Chief Executive Officer