Form 10-Q
period 2009-06-30
B&D Food Corp.
filed 2009-08-19
CIK 743241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to ____________________
Commission File Number: 000-21247

B & D FOOD CORP.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	13-2622429
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
8953 Woodbine Avenue
Markham, Ontario, Canada L3R 0J9
(Address of Principal Executive Offices)

(905) 474-5593
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No ☒

As of June 30, 2009, there were 148,986,955 shares of Common Stock, par value $0.001 per share issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial Statements	1-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures	19

	PART II

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Securities Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

B & D FOOD, CORP.

(a Delaware corporation)

INTERIM CONSOLIDATED FINANCIAL

REPORTS (UNAUDITED)

AS AT

JUNE 30, 2009

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

B&D FOOD CORP. AND SUBSIDIARY

JUNE 30, 2009

CONTENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as at June 30, 2009 and December 31, 2008	4 - 5

Consolidated Statements of Loss and Comprehensive Loss for the Three and Six Months Ended	6 - 7

Consolidated Statements of Cash Flows for the Six Months Ended	8

Notes to the Consolidated Financial Statements	9 - 12

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS AT

(Expressed in United States Dollars)

	Note	June 30, 2009 (unaudited)	December 31, 2008 (audited)
ASSETS
Current Assets
Accounts receivable - royalties, net of allowance for doubtful accounts of $Nil (2008 - $Nil)		$122,535	$-
Prepaid and sundry assets		-	12,885
Advances to related parties		-	442,800
Note receivable - current portion		126,424	126,424

Total Current Assets		248,959	582,109

Long-Term Assets

Note receivable		5,543,604	5,606,817
Property, plant and equipment, net		-	2,017

Total Long-Term Assets		5,543,604	5,608,834

Other Assets
Intangible assets		9,987,200	-

Total Other Assets		9,987,200	-

Total Assets		$15,779,763	$6,190,943

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

AS AT

(Expressed in United States Dollars)

	Note	June 30, 2009 (unaudited)	December 31, 2008 (audited)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness		$-	$669
Accounts payable		1,027,892	379,866
Due on acquisition of subsidiary		10,375,900	-
Accrued liabilities and other payables		932,325	1,877,088
Convertible debentures - current portion	4	2,609,394	2,240,429

Total Current Liabilities		14,945,511	4,498,052

Long-Term Liabilities
Convertible debentures	4	1,423,089	1,643,885

Total Liabilities		16,368,600	6,141,937

Minority Interest in Consolidated Subsidiary		43,224	-

Commitments and Contingencies	5

Going Concern	2

Stockholders' (Deficit) Equity
Preferred shares of $0.001 par value; Authorized: 10,000,000 shares; Issued and outstanding: 3,735,956 shares		373,596	373,596
Additional paid-in capital - preferred shares		14,570,228	14,570,228
Common shares of $0.001 par value; Authorized: 400,000,000 shares; Issued and outstanding: 148,986,955		148,987	148,987
Additional paid-in capital - common shares		2,682,769	2,682,769
Accumulated other comprehensive income		7,161	-
Accumulated deficit		(18,414,802)	(17,726,574)

Total Stockholders' (Deficit) Equity		(632,061)	49,006

Total Liabilities and Stockholders' (Deficit) Equity		$15,779,763	$6,190,943

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE THREE MONTH PERIOD ENDED JUNE 30

(Expressed in United States Dollars)

	2009 (unaudited)	2008 (unaudited)
REVENUES	$-	$-

COST OF GOODS SOLD	-	45,592

GROSS LOSS	-	(45,592)

ROYALTIES	114,919

EXPENSES
Rent and occupancy costs	200,728	-
General and administrative	(3,731)	282,292
Management and directors fees	24,746	-
Depreciation	-	33,824

TOTAL OPERATING EXPENSES	221,743	5,741,591

LOSS FROM OPERATIONS	(106,824)	(5,787,183)

Interest, net	70,440	(2,228,962)
Foreign exchange	(388,700)	-
Other income, net	-	1,399

NET LOSS FROM OPERATIONS BEFORE INCOME TAXES	(425,084)	(1,642,192)
Provision for income taxes	-	-

NET LOSS FROM OPERATIONS BEFORE MINORITY INTEREST	(425,084)	(1,642,192)

Minority interest in income of subsidiaries	(43,224)	-

NET LOSS	$(468,308)	$(1,642,192)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(7,161)	-

COMPREHENSIVE LOSS	$(475,469)	$(468,307)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	148,986,955	148,986,955

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE SIX MONTH PERIOD ENDED JUNE 30

(Expressed in United States Dollars)

	2009 (unaudited)	2008 (unaudited)
REVENUES	$-	$-

COST OF GOODS SOLD	-	80,824

GROSS LOSS	-	(80,824)

ROYALTIES	114,919

EXPENSES
Rent and occupancy costs	401,455	-
General and administrative	25,096	878,215
Management and directors fees	84,746	4,547,260
Depreciation	-	68,406

TOTAL OPERATING EXPENSES	511,297	68,406

LOSS FROM OPERATIONS	(396,378)	(1,207,445)
Interest, net	140,073	(2,228,962)

Foreign exchange	(388,700)
Other income, net	-	44,037

NET LOSS FROM OPERATIONS BEFORE INCOME TAXES	(645,005)	(3,212,370)
Provision for income taxes	-	-

NET LOSS FROM OPERATIONS BEFORE MINORITY INTEREST	(645,005)	(3,212,370)
Minority interest in income of subsidiaries	(43,224)	-

NET LOSS	$(688,229)	$(3,212,370)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(7,161)	-

COMPREHENSIVE LOSS	$(695,390)	$(3,212,370)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	148,986,955	148,986,955

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIOD ENDED JUNE 30

(Expressed in United States Dollars)

	2009 (unaudited)	2008 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(688,229)	$(3,212,370)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	68,406
Minority interest	43,224	-
Interest due to convertible notes and bank debts	148,169	522,803
Change in allowance for severance pay	-	29,254
Loss (gain) from disposition of property, plant and equipment	2,017	(50,000)
Interest on note receivable	(288,242)	-

Changes in operating assets and liabilities:
Accounts receivable	(122,535)	2,641
Prepaid and sundry assets	12,885	(132,739)
Accounts payable	999,482	83,347
Due on acquisition of subsidiary	388,700	-
Accrued liabilities and other payables	(944,763)	881,624

NET CASH USED IN OPERATING ACTIVITIES	(449,292)	(1,807,034)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property, plant and equipment, net	-	50,000
Advances to related party	442,800	-

NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	442,800	50,000

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank loans	(669)	314,257
Proceeds from long term debt	-	151,261
Proceeds from convertible debentures	-	1,290,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(669)	1,755,518

EFFECT OF FOREIGN CURRENCY TRANSLATION	7,161	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	(1,516)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	3,175

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$1,659

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 and 2008

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

On July 1, 2008, the Company completed execution of a stock purchase agreement with SBKF Investments, Ltd. (the “Purchaser”) for the sale of 100% of the issued and outstanding common stock of BDFC Brasil Alimentos LTDA. a subsidiary of the B&D.  The purchase price totaled $5,764,847 and in consideration the Company received an note bearing annual interest of 10% repayable in equal annual payments of principal and interest of $702,909.  The net liabilities of BDFC at the time of the sale was $6,204,539, resulting in a gain on sale of $11,969,386.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 and 2008

(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS AND BUSINESS COMBINATION (Continued)

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

Pursuant to the agreement, B&D acquired 300 common shares of Global Milk from Castrol, LLC ("Castrol"), a Delaware corporation, representing 60% of the outstanding shares of Global Milk, for consideration of 13,000,000 Brazilian Reals ($6,312,800).  B&D and Castrol are then required to contribute 20,000,000 Brazilian Reals to the company based on their ownership.  B&D must make the capital contribution of 12,000,000 Brazilian Reals ($5,880,000) and complete payment for the acquired shares of 13,000,000 Brazilian Reals ($6,312,800) by December 10, 2009 or the shares issued will be cancelled.  B&D is currently in negotiations with various lenders to raise the 25,000,000 Brazilian Reals to fund the purchase and contribution.

In addition, the Company is required to arrange working capital financing, in the form of a bank loan, for Global Milk, within thirty days, in the amount of 4,000,000 Brazilian Reals ($1,960,000).

B&D has determined that it is the accounting acquirer and that it will obtain control of Global Milk.  B&D will therefore consolidate 100% of Global Milks assets and liabilities.  Management has determined that the net assets of Global Milk on the date of acquisition consisted of trademarks and patents valued at $9,987,200 and liabilities of $3,674,400.

2.	GOING CONCERN

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has raised capital and financing to cover all of its losses from operations since inception but the Company's ability to continue as a going concern is contingent upon its ability to attain and sustain profitable operations and to generate sufficient capital and financing from external investors and lenders.  For the six months ended June 30 2009 the Company experienced a net loss of $688,228 (June 30, 2008 - $3,284,384) and has a working capital deficiency of $14,822,976 (December 31, 2008 - $4,042,367).

Management has recently entered into a joint venture agreement, where B&D has acquired 60% of a Brazilian Company which owns certain rights to the trademarks, customer lists and distribution of food products.  The purchase price and contribution to the joint venture will require approximately 25,000,000 Brazilian Reals ($12,192,800).  The Company is currently in negotiations to raise these funds.  In addition, the Company is seeking financing to fund the ongoing overhead expenses of B&D.

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

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 and 2008

(Expressed in United States Dollars)

3.	BASIS OF PRESENTATION

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009. The Company’s financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its effectively 60% owned subsidiary, Global Milk.

All significant inter-company accounts and transactions are eliminated on consolidation.

4.	CONVERTIBLE DEBENTURES AND PROMISSORY NOTES

Composed of:

	June 30, 2009	December 31, 2008

Convertible debentures	$3,626,370	$3,492,372
Promissory notes	406,113	391,942
	$4,032,483	$3,884,314

The convertible debentures and promissory notes are unsecured and mature and become due as follows:

	June 30, 2009	December 31, 2008

Amount due in 2009	2,498,061	2,404,586
Amount due in 2010	111,333	106,361
Amount due in 2011	320,556	310,611
Amount due in 2013	1,102,533	1,062,756
	$4,032,483	$3,884,314

5.	COMMITMENTS AND CONTINGENCIES

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
$14,452,362

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 and 2008

(Expressed in United States Dollars)

6.	SUBSEQUENT EVENTS

On July 13, 2009, the Company entered into a subscription agreement with an investor to issue a total of 18,500,000 shares of common stock and a total of 3,735,956 warrants which are exercisable at prices of $.02 and $.03 in accordance with the subscription agreement to such individuals as designated by such investor for the payment of $.01 per share or a total of $185,000.

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

Pursuant to the agreement, B&D acquired 300 common shares of Global Milk from Castrol, LLC ("Castrol"), a Delaware corporation, representing 60% of the outstanding shares of Global Milk, for consideration of 13,000,000 Brazilian Reals ($6,370,000).  B&D and Castrol are then required to contribute 20,000,000 Brazilian Reals to the company based on their ownership.  B&D must make the capital contribution of 12,000,000 Brazilian Reals ($5,880,000) and complete payment for the acquired shares of 13,000,000 Brazilian Reals ($6,312,800) by December 10, 2009 or the shares issued will be cancelled.  B&D is currently in negotiations with various lenders to raise the 25,000,000 Brazilian Reals to fund the purchase and contribution.

The foregoing description of the agreements and the transactions contemplated thereby is not complete and is qualified in its entirety by reference to the forms of agreement attached hereto as Exhibits 2.1, 10.4, 10.5 and 10.6.

Global Milk Ltd. is a Brazilian company that distributes dairy products including various cheese types, milk and powdered milk. The products are sold under the brand names Teixeira and Mestre Cuca.   The Teixeira brand name, recently acquired, has been a household name throughout Brazil since its inception over 50 years ago and, according to recent year's market surveys, continues to be one of the most recognized brands being the number one brand in grinded cheeses according to a survey made by some of the leading papers about the retail market in Brazil, having more than 15% of the Brazilian market share.

FINANCIAL CONDITION AND LIQUIDITY

Unless otherwise specified, all figures are as at the Balance Sheet Date.

The Company’s total assets as at June 30, 2009, as reflected in the consolidated balance sheet, totaled $15,779,764 compared to $6,190,943 as at December 31, 2008.

The Company’s consolidated deficit in working capital amounted to $14,822,976 and the consolidated quick ratio was 0.01%.

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

The Company’s remaining long-term financing is mainly based on convertible promissory notes in the aggregate amount of $4,005,096 issued to third parties.  The Company is currently assessing its options to convert these debts to common shares.

The shareholders’ deficit as at June 30, 2009 totaled $632,060 compared to a shareholders’ equity of $49,006 as at December 31, 2008.  The decrease in shareholders’ equity is derived primarily from the transactions described above less the operating losses during the six month period in the aggregate amount of $ $688,228.

The Company will need to obtain additional debt or equity financing in the near term in order to have sufficient working capital to execute its business plan, complete the terms of the Global Milk acquisition and continue as a going concern.  The Company is in the process of seeking such financing; however, there is no assurance that it will be able to obtain such financing on satisfactory terms or at all. In addition, the Company expects to begin receiving cash flow from the operation of Global Milk as the operations transition from Teixeira over the next six months.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

Net Income (Loss)

The Company’s consolidated net loss for the six months ended June 30, 2009 amounted to $688,228, compared to a consolidated net loss of $3,212,370 for the previous period.

The net loss for the six months ended June 30, 2008 were greater in comparison to the current year mainly due to interest on convertible debt and a one time management and directors fee..

Revenue

The Company was not in operations the previous period and therefore did not generate any revenue for the fiscal six months ended June 30, 2008.  In the current year the company began to recognize royalties related to the Global Milk acquisition.  As per the terms of the agreement, the Company will receive royalties on the sales of goods by Teixeira until such time that the operations have transitioned to Global Milk.

Cost of Revenues

As with the Company’s revenues through the fiscal year ended June 30, 2008, the cost of revenues was minimal.

General and Administrative Expenses

Expenses have been minimal due to the early stages of the Company's new business plan.  They relate mostly to professional fees and travel.

Financial Expenses

The consolidated financial expenses for the six months ended June 30, 2009  amounted to $140,074, compared to consolidated financial expenses of $2,228,962 for the previous year.

The decrease in financial expenses through the six months ended June 30, 2009 results from decreased interest and financing charges related to the convertible notes that were converted to equity.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES

a)
 Evaluation of Disclosure Controls and Procedures. As at June 30, 2009, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934 in that they failed to result in the timely reporting of material financial information. The Company intends to implement new controls and procedures in the fourth quarter of 2008 that will be designed to process, summarize and timely report all material information, including financial, on a going forward basis.

b)
 Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As at June 30, 2009, the Company was not a party to any litigation of any kind.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

2.1 Share Purchase and Sale Agreement**
10.1 8-K Report re Entry into a Material Definitive Agreement, September 28, 2008 *
10.2 First Amendment to the Series A Preferred Shares Subscription Agreement *
10.3 BDFC Leaseback Agreement *
10.4 Shareholders Agreement of Global Milk Businesses and Administration of Private Properties LTDA. **
10.5 Agreement for the Surrender and Transfer of Trademarks**
10.6 Alteration of Social Contract of Global Milk Businesses and Administration of Private Properties LTDA. **
31.1 Certification by Daniel Ollech, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification by Spence Walker, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification by Daniel Ollech, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification by Spence Walker, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* incorporated by reference from our Form 10-Q Current Report, filed November 19, 2008
** incorporated by reference from our Form 10-Q Current Report, filed May 20, 2009

(b)	Reports on Form 8K

On May 19, 2009, the Company filed a fomr 8k with the SEC for the acquisition of Global Milk Businesses and Administration of Private Properties LTDA

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Markham, Ontario, on the 19th day of August 2009.

B & D FOOD, CORP.

By: /s/ Daniel Ollech
Daniel Ollech
Chief Executive Officer