Form 10-Q/A
period 2008-06-30
Latteno Food Corp
filed 2009-11-19
CIK 743241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

- 2nd Quarter 2008 -

FORM 10-Q
Amendment No. 1

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

As of August 13, 2008, there were 149,986,955 shares of Common Stock, par value $0.001 per share issued and outstanding.

Small Company Disclosure (check one): YES ☒ NO ☐

Explanatory Note:

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q which was originally filed with the Securities and Exchange Commission (“SEC”) on August 19, 2008. We are filing this form 10-Q/A to disclose two stock transactions, previously unrecorded.

For the convenience of the reader, this Form 10-Q/A sets forth the entire Form 10-Q, which was prepared and relates to the Company as of June 30, 2008.   However, this Form 10-Q/A only amends and restates the items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our June 30, 2008 Form 10-Q. Accordingly, except for the foregoing amended information, this Form 10-Q/A continues to speak as of August 19, 2008 (the original filing date of the June 30, 2008 Form 10-Q), and does not reflect events occurring after the filing of our June 30, 2008 Form 10-Q and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the June 30, 2008 Form 10-Q have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-Q/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

B&D FOOD CORP. AND SUBSIDIARY

June 30, 2008

CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as at June 30, 2008 and December 31, 2007	3 - 4

Consolidated Statements of Loss and Comprehensive Loss for the Three and Six Months Ended	5-6

Consolidated Statements of Cash Flows for the Six Months Ended	7

Notes to the Consolidated Financial Statements	8 - 13

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS AT

(Expressed in United States Dollars)

	Note	June 30, 2008 (Restated)	Dec 31, 2007
ASSETS
Current Assets
Cash and cash equivalents		$1,659	$3,175
Accounts receivable - trade, net of allowance for doubtful accounts of $52,869 (2007 - $47,787)		16,572	19,213
Prepaid and sundry assets		137,428	4,689
Total Current Assets		155,659	27,077
Long-Term Assets
Other receivables		500	500
Property, plant and equipment, net	5	1,651,317	1,719,723
Total Long-Term Assets		1,651,817	1,720,223
Total Assets		$1,807,476	$1,747,300

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

AS AT JUNE 30

(Expressed in United States Dollars)

	Note	June 30, 2008 (Restated)	Dec 31, 2007

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank loans	6	$1,694,829	$1,380,572
Accounts payable	7	695,035	611,689
Accrued liabilities and other payables	8	6,079,995	5,198,371
Long-term debt - current portion	9	1,397,652	1,213,938
Convertible debentures - current portion	10	12,402,131	11,472,557
Total Current Liabilities		22,269,642	19,877,127
Long-Term Liabilities
Allowance for severance pay		173,837	144,582
Long-term debt	9	-	32,453
Convertible debentures	10	1,763,938	1,023,474
Total Long-Term Liabilities		1,937,775	1,200,509
Total Liabilities		24,207,417	21,077,636
Stockholders' Deficit
Common shares of $ 0.001 par value; Authorized: 400,000,000 shares as of March 31, 2008 and December 31, 2007; Issued and outstanding: 149,986,955 shares as of March 31, 2008 and December 31, 2007		149,987	148,987
Additional paid-in capital		2,711,769	2,682,769
Stock to be issued		145,000
Accumulated other comprehensive loss		(379,634)	(379,635)
Accumulated deficit		(25,027,063)	(21,782,457)
Total Stockholders' Deficit		(22,399,941)	(19,330,336)
Total Liabilities and Stockholders' Deficit		$1,807,476	$1,747,300

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE THREE MONTH PERIOD ENDED JUNE 30

(Expressed in United States Dollars)

	2008 (Restated)	2007
REVENUES	$-	$19,217
COST OF GOODS SOLD	45,592	413,345

GROSS LOSS	(45,592)	(394,128)
EXPENSES
General and administrative	312,292	313,582
Depreciation	33,824	-
TOTAL OPERATING EXPENSES	346,116	313,582

LOSS FROM OPERATIONS	(391,708)	(707,710)

Financial	(1,284,118)	(380,620)
Other income, net	1,399	-
Other expenses	-	(31,525)
LOSS BEFORE TAXES	(1,674,427)	(1,119,855)
Taxes	-	-
NET LOSS	$(1,674,427)	$(1,119,855)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	(257,518)
COMPREHENSIVE LOSS	$(1,674,427)	$(1,377,373)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.01)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	149,679,263	110,958,333

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE SIX MONTH PERIOD ENDED JUNE 30

(Expressed in United States Dollars)

	2008 (Restated)	2007
REVENUES	$-	$75,005
COST OF GOODS SOLD	80,824	530,689

GROSS LOSS	(80,824)	(455,684)
EXPENSES
General and administrative	908,215	681,363
Depreciation	68,406	-
TOTAL OPERATING EXPENSES	976,621	681,363

LOSS FROM OPERATIONS	(1,057,445)	(1,137,047)

Financial	(2,231,197)	(761,533)
Other income, net	44,037	-
Other expenses	-	(39,620)
LOSS BEFORE TAXES	(3,244,605)	(1,938,200)
Taxes	-	-
NET LOSS	$(3,244,605)	$(1,938,200)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	(385,896)
COMPREHENSIVE LOSS	$(3,244,605)	$(2,324,096)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	149,333,109	107,604,167

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIOD ENDED JUNE 30

(Expressed in United States Dollars)

	2008 (Restated)	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,244,605)	$(1,938,200)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	68,406	75,249
Stock based compensation	30,000
Interest due to convertible notes and bank debts	525,038	587,057
Change in allowance for severance pay	29,254	9,973
Deferred income taxes	-	85,619
Gain from disposition of property, plant and equipment	(50,000)	1,692

Changes in operating assets and liabilities:
Accounts receivable	2,641	(6,715)
Inventory	-	16,829
Prepaid and sundry assets	(132,739)	-
Other receivables	-	(94,319)
Accounts payable	83,347	39,263
Accrued liabilities and other payables	881,624	242,936
NET CASH USED IN OPERATING ACTIVITIES	(1,807,034)	(980,616)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment, net	-	(1,506)
Proceeds from disposal of property, plant and equipment, net	50,000	-
NET CASH FLOWS PROVIDED (USED IN) BY INVESTING ACTIVITIES	50,000	(1,506)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank loans	314,257	(31,382)
Proceeds from long term debt	151,261	-
Proceeds from convertible debentures	1,145,000	690,000
Receipt of loans from related party	-	83,111
Proceeds from common stock to be issued	145,000	325,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,755,518	1,066,729
EFFECT OF FOREIGN CURRENCY TRANSLATION	-	18,826
NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,516)	103,433
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,175	2,968
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,659	$106,401

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

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has raised capital and financing to cover all of its losses from operations since inception but the Company's ability to continue as a going concern is contingent upon its ability to attain and sustain profitable operations and to generate sufficient capital and financing from external investors and lendors. For the six months ended June 30, 2008 the Company experienced a net loss of $3,244,605 (June 30, 2007 - $1,938,200) and has a working capital deficiency of $22,113,983 (December 31, 2007 - $19,850,050). In addition, the Company has defaulted on certain bank loans as further described in note 9.

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

9.	LONG-TERM DEBT

	June 30, 2008	December 31, 2007

Mortgage, payable in blended monthly installments of $31,330, bearing interest at the rate of TR, due March 2008. The mortgage is secured by the property disclosed in note 5. The Company has defaulted on its payments and is currently attempting to renegotiate the terms with the bank.	$1,089,235	$980,114
Various unsecured term loans at TR plus 0.2%.	308,417	266,277

	1,397,652	1,246,391
Less current portion	(1,397,652)	(1,213,938)

	$-	$32,453

Approximate principal repayments required by the loans are comprised as follows:

2008	$1,397,652
2009	-
$1,397,652

10.	CONVERTIBLE DEBENTURES AND PROMISSORY NOTES

Composed of:

	June 30, 2008 (restated)	December 31, 2007

Convertible debentures - parent company	$10,775,556	$10,377,778
Convertible debentures - other	1,892,064	1,755,691
Promissory notes	1,498,449	362,562

	$14,166,069	$12,496,031

The convertible debentures and promissory notes are unsecured and mature and become due as follows:

	June 30, 2008	December 31, 2007

Current, due in 2008	11,915,714	11,472,557
Amount due in 2009	968,699	732,863
Amount due in 2010	101,333	-
Amount due in 2011	300,555	290,611
Amount due in 2013	879,768	-

	$14,166,069	$12,496,031

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

During May 2008, the Company issued unsecured convertible promissory notes to an unrelated individual in the principal amount of $100,000. The notes bear annual interest at 10% and mature after one year. At any time after the first six months, the holder has the right to convert the principal and interest due into fully paid and non-assessable shares of the Company’s common stock, par value $.001 per share. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount plus accrued interest (if any) by 0.30.

During May 2008, the Company issued an unsecured promissory note to an unrelated individual in the principal amount of $855,000. The note is unsecured, bears annual interest at an effective rate of approximately 11% and matures after five years.

11.	COMMON STOCK

On April 28, 2008 the company issued 1,000,000 shares of its common stock as compensation for financial services rendered relating to negotiating raising funds with potential investors.

In May 2008, the Company entered into a subscription agreement with an investor to issue a total of 5,000,000 shares of common stock for the payment of an aggregate amount of $145,000.  This amount is recorded as stock issuable.

12.	SUBSEQUENT EVENTS

During July and August 2008, the Company issued various unsecured promissory notes to unrelated individuals in the principal amount of $200,000, bearing interest at annual rates of 8% and maturing in one year.

13.	RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the original release of B&D Food Corp’s June 30, 2008 financial statements, the Company concluded the financial statements are required to be restated due to accounting errors.  Management identified two share transactions that had not been recorded.

The effect of these adjustments on the financial statements was to reduce long term debt by $142,765, increase interest expense by $2,235, stock compensation by $30,000 and net loss by_$32,235. There were no changes to cash flow or assets.

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

The Company’s consolidated long-term financing is mainly based on convertible promissory notes in the aggregate amount of $14,166,069 issued to third parties, $10,775,556 of which is held by Livorno. The other consolidated long term financing consists of (i) long term bank loans in the aggregate amount of $- and (ii) allowance for severance pay in the aggregate amount of $173,837.

The Company’s short-term indebtedness was approximately $6,063,025, including demand loans in the aggregate amount of $1,694,829 (short term) and $1,397,652 (Long Term Loans - Due within one year), which are payable in monthly installments until December 2008.

The shareholders’ deficit as at June 30, 2008 totaled $22,399,9416 compared to a shareholders’ deficit of $19,330,336 as at December 31, 2007. The increase in shareholders’ deficiency is derived primarily from losses during the six month period in the aggregate amount of $3,244,605

One of the Company’s shareholders provided a personal guarantee to two banks in Brazil in connection with loans received from those banks by BDFC. As at June 30, 2008, the outstanding balance of such guaranteed loans totaled $533,208. The Company accrues a guarantee fee payable to the shareholder for providing the guarantee, in the amount of $21,250 per quarter.

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

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

Net Income (Loss)

The Company’s consolidated net loss for the second quarter of 2008 amounted to $3,244,605, compared to a consolidated net loss of $1,938,200 for the second quarter of the previous year.

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

General and Administrative Expenses

The consolidated general and administrative expenses for the second quarter of 2008 amounted to $908,215, compared to consolidated general and administrative expenses of $681,363 for the second quarter of the previous year.

The increase in general and administrative expenses was attributable primarily to the additional professional services and traveling expenses of the management of the Company in connection with the suspension of the Company’s operations incurred in the third quarter of the previous year.]

Financial Expenses

The consolidated financial expenses for the second quarter of 2008 amounted to $2,231,197, compared to consolidated financial expenses of $761,533 for the first quarter of the previous year.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 19th day of November 2009.

B & D FOOD, CORP.

By:	/s/ Daniel Ollech
Daniel Ollech
Chief Executive Officer