Form 10-Q/A
period 2008-09-30
Latteno Food Corp
filed 2009-11-19
CIK 743241

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

As of September 30, 2008, there were 149,986,955 shares of Common Stock, par value $0.001 per share issued and outstanding.

Small Company Disclosure (check one):    Yes  ☒  No   ☐

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial Statements	1-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures

	PART II

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Securities Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

Explanatory Note:

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q which was originally filed with the Securities and Exchange Commission (“SEC”) on November 19, 2008. We are filing this form 10-Q/A to reflect changes made in the 10Q/A filed for June 30 , 2008 Quarterly Report.

For the convenience of the reader, this Form 10-Q/A sets forth the entire Form 10-Q, which was prepared and relates to the Company as of  September 30, 2008.   However, this Form 10-Q/A only amends and restates the items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our September  30, 2008 Form 10-Q. Accordingly, except for the foregoing amended information, this Form 10-Q/A continues to speak as of  November 19, 2008 (the original filing date of the September  30, 2008 Form 10-Q), and does not reflect events occurring after the filing of our September  30, 2008 Form 10-Q and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the September 30, 2008 Form 10-Q have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-Q/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

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

B&D FOOD CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS AT
(Expressed in United States Dollars)

	Note	Sept 30, 2008 (Unaudited-restated)	Dec 31, 2007 (Audited)

ASSETS
Current Assets
Cash and cash equivalents		$-	$3,175
Accounts receivable - trade, net of allowance for doubtful accounts of $Nil (2007 - $47,787)		-	19,213
Prepaid and sundry assets		12,385	5,189
Advances to related party		442,800	-
Total Current Assets		455,185	27,577
Long-Term Assets
Note receivable		5,765,347	-
Property, plant and equipment, net	5	2,017	1,719,723
Total Long-Term Assets		5,767,364	1,719,723
Total Assets		$6,222,549	$1,747,300

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT SEPTEMBER 30
(Expressed in United States Dollars)

	Note	Sept 30, 2008 (Unaudited- restated)	Dec 31, 2007 (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank loans		$669	$1,380,572
Accounts payable	7	378,948	611,689
Accrued liabilities and other payables	8	1,896,333	5,198,371
Long-term debt - current portion	9	-	1,213,938
Convertible debentures - current portion	10	2,171,906	11,472,557
Total Current Liabilities		4,447,856	19,877,127
Long-Term Liabilities
Allowance for severance pay		-	144,582
Long-term debt	9	-	32,453
Convertible debentures	10	1,476,514	1,023,474
Total Long-Term Liabilities		1,476,514	1,200,509
Total Liabilities		5,924,370	21,077,636
Stockholders' Deficit
Preferred shares of $ 0.001 par value; Authorized: 10,000,000 shares; Issued and outstanding: 3,735,956 shares		373,596	-
Additional paid-in capital - preferred shares		14,570,228	-
Common shares of $ 0.001 par value; Authorized: 400,000,000 shares; Issued and outstanding: 149,986,955 shares		149,987	148,987
Additional paid-in capital - common shares		2,711,769	2,682,769
Stock to be issued		145,000
Accumulated other comprehensive loss		-	(379,635)
Accumulated deficit		(17,652,401)	(21,782,457)
Total Stockholders' Deficit		298,179	(19,330,336)
Total Liabilities and Stockholders' Deficit		$6,222,549	$1,747,300

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30
(Expressed in United States Dollars)
(Unaudited)

	2008 (Restated)	2007

REVENUES	$-	$-

COST OF GOODS SOLD	-	40,609

GROSS LOSS	-	(40,609)

EXPENSES
Management and directors fees	4,095,268	-
General and administrative	216,386	411,280
Depreciation	164	-

TOTAL OPERATING EXPENSES	4,311,818	525,887

LOSS FROM OPERATIONS	(4,311,818)	(566,496)
Financial	(282,907)	(263,293)
Other income, net	-	(10,991)
Gain on sale of subsidiary interests	11,969,386	-

INCOME (LOSS) BEFORE TAXES	7,374,661	(840,780)
Taxes	-	-
NET INCOME (LOSS)	$7,374,661	$(840,780)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	(239,571)
COMPREHENSIVE INCOME (LOSS)	$7,374,661	$(965,744)

EARNINGS (LOSS) PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.05	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	148,986,955	140,943,478

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30
(Expressed in United States Dollars)
(Unaudited)

	2008 (Restated)	2007

REVENUES	$-	$75,005

COST OF GOODS SOLD	80,824	571,298

GROSS LOSS	(80,824)	(496,293)

EXPENSES
Management and directors fees	4,427,260	-
General and administrative	792,719	978,036
Amortization	68,570	114,607

TOTAL OPERATING EXPENSES	5,288,549	1,663,941

LOSS FROM OPERATIONS	(5,339,373)	(1,588,936)
Financial	(2,514,104)	(1,024,826)
Other income, net	44,146	(50,611)
Gain on sale of subsidiary interests	11,969,386	-

INCOME (LOSS) BEFORE TAXES	4,130,055	(2,664,373)
Taxes	-	-

NET INCOME (LOSS)	$4,130,055	$(2,664,373)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	(625,468)
COMPREHENSIVE INCOME (LOSS)	$4,130,055	$(3,289,841)

EARNINGS (LOSS) PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.03	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	149,552,648	120,469,231

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30
(Expressed in United States Dollars)
(Unaudited)

	2008 (Restated)	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$4,130,055	$(2,664,373)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	68,570	114,607
Convertible debt issued for services	3,968,268	-
Change in provision for contingencies	-	14,450
Stock based compensation	30,000
Interest due to convertible notes and bank debts	782,946	1,153,831
Change in allowance for severance pay	29,254	-
Deferred income taxes	-	125,769
Gain from disposition of property, plant and equipment	(50,000)	1,727
Gain on sale of subsidiary interests	(11,969,386)	-
Changes in operating assets and liabilities:
Accounts receivable	2,641	(5,244)
Inventory	-	17,175
Prepaid and sundry assets	(145,124)	-
Other receivables	-	(113,531)
Accounts payable	103,415	205,563
Accrued liabilities and other payables	1,040,163	229,188
Taxes recoverable	-	40,069
NET CASH USED IN OPERATING ACTIVITIES	(2,009,198)	(880,769)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment, net	-	(1,506)
Proceeds from disposal of property, plant and equipment, net	50,165	-
Purchase of intangible assets	-	(186,550)
NET CASH FLOWS PROVIDED (USED IN) BY INVESTING ACTIVITIES	50,165	(188,056)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) bank loans	314,597	(227,983)
Proceeds from long term debt	151,261	-
Proceeds from convertible debentures	1,345,000	1,015,000
Receipt of loans from related party	-
Proceeds from common stock to be issued	145,000	312,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,955,858	1,099,017
EFFECT OF FOREIGN CURRENCY TRANSLATION	-	5,110
NET INCREASE IN CASH AND CASH EQUIVALENTS	(3,175)	35,302
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,175	2,968
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$38,270

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

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has raised capital and financing to cover all of its losses from operations since inception but the Company's ability to continue as a going concern is contingent upon its ability to attain and sustain profitable operations and to generate sufficient capital and financing from external investors and lendors. For the nine months ended September 30, 2008 the Company experienced a net operating loss of $5,369,373 (September 30, 2007 - $525,887) and has a working capital deficiency of $3,992,671 (December 31, 2007 - $19,849,550).

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

B&D FOOD CORP. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30 , 2008 and 2007
(Expressed in United States Dollars)

10.	CONVERTIBLE DEBENTURES AND PROMISSORY NOTES

Composed of:

	September 30, 2008 (Restated)	December 31, 2007

Convertible debentures - parent company	$-	$10,377,778
Convertible debentures - other	2,109,180	1,755,691
Promissory notes	1,539,240	362,562
	$3,648,420	$12,496,031

The convertible debentures and promissory notes are unsecured and mature and become due as follows:

	September 30, 2008 (Restated)	December 31, 2007

Current, due in 2008	1,162,531	11,472,557
Amount due in 2009	1,169,991	732,863
Amount due in 2010	103,833	-
Amount due in 2011	305,556	290,611
Amount due in 2013	906,509	-
	$3,648,420	$12,496,031

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

During May2008, the Company issued an unsecured promissory note to  an unrelated individual in the principal amount of $855,000. The note is unsecured, bears annual interest at an effective rate of approximately  11% and matures after five years

On September 28, 2008 the Board approved the transfer of the outstanding convertible promissory note held by Livorno Investments S.A. (“Livorno”) to the respective owners of Livorno (the "Purchasers"). The Company also issued additional convertible notes to the Purchasers totalling $3,968,268 for services rendered related to the sale of BDFC. Immediately therafter, the Company received a conversion notice, by which the Purchasers elected to convert all of the principal and accumulated interest on their convertible notes (which amounted to $14,943,824) into shares of the Company’s preferred stock at a conversion price of $0.04 per share. On conversion, the Company issued 3,735,956 shares of preferred stock to the Purchasers. The terms of the preferred shares subscription agreement state that the preferred shares are convertible to common shares at a rate of 1 to 100.

11.	COMMON STOCK

On April 28, 2008 the company issued 1,000,000 shares of its common stock as compensation for financial services rendered relating to negotiating raising funds with potential investors.

In May 2008, the Company entered into a subscription agreement with an investor to issue a total of 5,000,000 shares of common stock for the payment of an aggregate amount of $145,000. This amount is recorded as stock to be issued.

12.	COMMITMENT

On September 26, 2008, the Company entered into a lease agreement with SBKF Investments, Ltd for a term of 18 years, wherby they would lease all of the land building and factory that was sold to them, as described in Note 1. The Company's remainign lease obligations, with future minimum annual payments (exclusive of taxes, insurance and maintenance costs) are as follows:

Year One	802,909
Year Two	802,909
Year Three	802,909
Year Four	802,909
Year Five and therafter	11,240,726
$14,452,362

13.	SUBSEQUENT EVENTS

On November 11, 2008, the Company issued an unsecured promissory note, convertible into shares of the Company's common stock at the option of the holder, to an unrelated corporation in the principal amount of $25,000, bearing interest at an annual rate of 15% and maturing on December 31, 2009.

14.	RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the original release of B&D Food Corp’s September 30, 2008 financial statements, the Company concluded the financial statements are required to be restated due to the restatement of June 30, 2008 Quarterly Report.
The effect of these adjustments on the financial statements was to reduce long term debt by $136,024, increase interest expense by $8976, stock compensation by $30,000  and net loss by $38,976.  There were no changes to cash flow or assets.

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

The Company’s remaining long-term financing is mainly based on convertible promissory notes in the aggregate amount of $3,648,420 issued to third parties.

The shareholders’ equity as at September 30, 2008 totaled $298,179 compared to a shareholders’ deficit of $19,330,336 as at December 31, 2007. The increase in shareholders’ equity is derived primarily from the transactions described above less the operating losses during the nine month period in the aggregate amount of $5,339,373.

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

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Net Income (Loss)

The Company’s consolidated net income for the third quarter of 2008 amounted to $4,130,055, compared to a consolidated net loss of $2,664,373 for the third quarter of the previous year.

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

General and Administrative Expenses

The consolidated general and administrative expenses for the third quarter of 2008 amounted to $576,333, compared to consolidated general and administrative expenses of $978,036 for the third quarter of the previous year.

The increase in general and administrative expenses was attributable primarily to the additional professional services and traveling expenses of the management of the Company in connection with the suspension of the Company’s operations incurred in the third quarter of the previous year.]

Financial Expenses

The consolidated financial expenses for the third quarter of 2008 amounted to $2,514,104, compared to consolidated financial expenses of $1,024,826 for the third quarter of the previous year.

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