Form 10-K/A
period 2008-12-31
Latteno Food Corp
filed 2009-11-19
CIK 743241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Amendment No. 2 to
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

As of December 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $250,000

As of December 31, 2008, there were 149,986,955 shares of Common Stock, par value $0.001 per share issued and outstanding.

Explanatory Note:

This Annual Report on Form 10-K/A is being filed as Amendment No. 2 to our Annual Report on Form 10-K which was originally filed with the Securities and Exchange Commission (“SEC”) on April 30, 2009.  We are filing this form 10-K/A to restate our financial statements for the fiscal year ended December 31, 2008 to reflect an error made in the calculation of foreign exchange of an accounts payable item, to include the current portion of note receivable and to also include the reclassification of long term convertible debenture to current portion.  These corrections are described in more detail in Note 20 of the Financial Statements.  We have updated “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the extent they are affected by the correction of the aforementioned errors.  In addition, we have corrected certain typographical errors throughout the report and have made changes to the equity section  to  reflect two stock transactions, previously unrecorded during the year.

For the convenience of the reader, this Form 10-K/A sets forth the entire Form 10-K, which was prepared and relates to the Company as of December 31, 2008.  However, this Form 10-K/A only amends and restates the items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our December 31, 2008 Form 10-K.  Accordingly, except for the foregoing amended information, this Form 10-K/A continues to speak as of April 30, 2009  (the original filing date of the December 31, 2008 Form 10-K), and does not reflect events occurring after the filing of our December 31, 2008 Form 10-K and does not modify or update those disclosures affected by subsequent events.  Forward looking statements made in the December 31, 2008 Form 10-K have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context.  Unless otherwise stated, the information in this Form 10-K/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

i

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

On July 1, 2008, pursuant to a sale and leaseback agreement dated the same date between the Company and SBKF, the Company sold 100% of its ownership in BDFC to and leased back the Brazilian coffee roasting facility for a period of 18 years from SBKF.  After offsetting the amounts to be received by the Company in payment for BDFC, the Company will have to make a net annual lease payment to SBKF of U.S. $100,000.

On October 2008 BDFC has signed a letter of intent with a Brazilian, milk products company with focus on future powdered milk production vision. The LOI signed by both parties stated our efforts and time line to complete the transaction between B&D Food Corp. ("B&D") and the Brazilian firm. Transaction is undergoing aiming to be completed by mid of 2009.

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

Holders

On December 31, 2008, the stockholders’ list of our common stock showed _ registered stockholders and 149,986,955 shares outstanding. On December 31, 2008, the last reported sale price of our common stock on the National Association of Securities Dealers OTC Bulletin Board was $0.01 per share.

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

•
Conversion at the option of each of the Purchasers upon 45 days’ written notice into one hundred shares of the Company’s common stock for each share of Series A Preferred Shares to be converted (it being understood that the Company shall take any action necessary to effect a conversion into shares of common stock promptly upon receiving written notice from  a Purchaser); and

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

The Company’s total assets as at December 31, 2008, as reflected in the consolidated balance sheet, totaled $ 6,190,943compared to $1,747,300 as at December 31, 2007.

The Company’s consolidated deficit in working capital amounted to $ 4,249,307and the consolidated quick ratio was 0.12%.

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

The Company’s remaining long-term financing is mainly based on convertible promissory notes in the aggregate amount of $3,755,084, issued to third parties.

The shareholders’ equity as at December 31, 2008 totaled $ 9,029 compared to a shareholders’ deficit of $19,330,336 as at December 31, 2007.  The increase in shareholders’ equity is derived primarily from the transactions described above less the operating losses during the twelve month period in the aggregate amount of $ $5,727,500.

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

FISCAL YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 30, 2008

Net Income (Loss)

The Company’s consolidated net income for the fiscal year ended December 31, 2008 amounted to $3,840,906 compared to a consolidated net loss of $5,242,158 for the previous year.

The net income for the fiscal year ended December 31, 2008 increased in comparison to the previous year mainly due to the Company's profit on the sale of the net liabilities of BDFC.

Revenue

The Company was not in operations and therefore did not generate any revenue for the fiscal year ended December 31, 2008, compared to $78,757 for the previous year.

The revenue from coffee production through the fiscal year ended December 31, 2008 was Nil in light of the Company’s management strategy to make sales through a targeted marketing arm to be acquired in the near future. The Company’s operations are suspended at this moment due to changes in the structure of its operations, including the refurbishment of its factory in Brazil, which is expected to be completed by the fourth quarter of 2009.

Cost of Revenues

As with the Company’s revenues through the fiscal year ended December 31, 2008, the cost of revenues was minimal.

General and Administrative Expenses

The consolidated general and administrative expenses for through the fiscal year ended December 31, 2008 amounted to $5,377,379, compared to consolidated general and administrative expenses of $2,244,304 for the previous year.

The increase in general and administrative expenses was attributable primarily to the additional professional services and traveling expenses of the management of the Company in connection with the suspension of the Company’s operations incurred in the previous year.]

Financial Expenses

The consolidated financial expenses for the fiscal year ended December 31, 2008 amounted to $2,589,248, compared to consolidated financial expenses of $2,692,622 for the previous year.

The decrease in financial expenses through the fiscal year ended December 31, 2008 results from decreased interest and financing charges related to the convertible notes incurred over the past 12 months.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 90 days of the filing of this annual report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in this annual report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that, except as set forth above, there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Management’s annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of the most recent fiscal year ended December 31, 2008.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2008, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

This annual report does not include an attestation report by the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

(2)
Based on 149,986,955 shares of common stock outstanding as at December 31, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

Item 14.  Principal Accounting Fees and Services

To be disclosed in an amended filing to this 10-K report.

The Company does not have an audit committee and, as such, has not reviewed, considered or otherwise approved any such fees.

EXHIBITS [to be updated]

Number	Title
10.1	8-K Report re Entry into a Material Definitive Agreement, September 28, 2008*

10.2	First Amendment to the Series A Preferred Shares Subscription Agreement*

10.3	BDFC Leaseback Agreement*

31.1	Certification by Daniel Ollech, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Daniel Ollech, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Daniel Ollech, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Daniel Ollech, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed as an exhibit to the Form 10-K filed with the SEC on April 15, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 10th day of November 2009.

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

As discussed in Note 20 to the financial statements, various items have been restated to reflect the corrections, made, as a result of the subsequent error discoveries. We also audited the adjustments described in Note 20 that were applied to restate the December 31, 2008 financial statements. In our opinion, these adjustments are appropriate and have been properly applied.

“Fazzari and Partners LLP”

Vaughan, Ontario, Canada	Chartered Accountants
April 30, 2009 expect for Note 20, as to which the date is Nov 18, 2009.	Licensed Public Accountants

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31

(Expressed in United States Dollars)

		2008 (Restated)	2007
ASSETS
Current Assets
Cash and cash equivalents		$-	$3,175
Accounts receivable - trade, net of allowance for doubtful accounts of $Nil (2007 - $47,787)		-	19,213
Note receivable- current portion		126,424	-
Prepaid and sundry assets		12,885	4,689
Advances to related parties		442,800	-
Total Current Assets		582,109	27,077
Long-Term Assets
Other receivables		5,606,817	500
Property, plant and equipment, net	6	2,017	1,719,723
Total Long-Term Assets		5,608,834	1,720,223
Total Assets		$6,190,943	$1,747,300

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

AS AT DECEMBER 31

(Expressed in United States Dollars)

		2008 (Restated)	2007
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank loans	7	$669	$1,380,572
Accounts payable	8	379,867	611,689
Accrued liabilities and other payables	9	2,046,294	5,198,371
Long-term debt - current portion	10	-	1,213,938
Convertible debentures - current portion	11	2,404,586	11,472,557
Total Current Liabilities		4,831,416	19,877,127
Long-Term Liabilities
Allowance for severance pay		-	144,582
Long-term debt	10	-	32,453
Convertible debentures	11	1,350,498	1,023,474
Total Long-Term Liabilities		1,350,498	1,200,509
Total Liabilities		6,181,914	21,077,636
Commitments and Contingencies	12
Going Concern	2
Stockholders' Equity	13
Preferred shares of $ 0.001 par value; Authorized: 10,000,000 shares; Issued and outstanding: 3,735,956 shares		373,596	-
Additional paid-in capital - preferred shares		14,570,228	-
Common shares of $ 0.001 par value; Authorized: 400,000,000 shares; Issued and outstanding: 149,986,955		149,987	148,987
Additional paid-in capital - common shares		2,711,769	2,682,769
Stock to be issued		145,000
Accumulated other comprehensive loss		-	(379,635)
Accumulated deficit		(17,941,551)	(21,782,457)
Total Stockholders' Equity		9,029	(19,330,336)
Total Liabilities and Stockholders' Equity		$6,190,943	$1,747,300

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31

(Expressed in United States Dollars)

	2008 (Restated)	2007
REVENUES	$-	$78,757
COST OF GOODS SOLD	80,824	244,756
GROSS LOSS	(80,824)	(165,999)
EXPENSES
Management and directors fees	4,547,260	-
Office and general	830,119	2,244,304
Rent and occupancy costs	200,727	-
Depreciation	68,570	142,284
TOTAL OPERATING EXPENSES	5,646,676	2,386,588
LOSS FROM OPERATIONS	(5,727,500)	(2,552,587)
Financial	(2,589,248)	(2,692,622)
Other income, net	188,268	3,051
Gain on sale of subsidiary interests	11,969,386	-
INCOME (LOSS) BEFORE TAXES	3,840,906	(5,242,158)
Taxes	-	-
NET INCOME (LOSS)	3,840,906	(5,242,158)
COMPREHENSIVE INCOME (LOSS)	$3,840,906	$(5,242,158)

EARNINGS (LOSS) PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.03	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	149,661,818	125,396,355

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Expressed in United States Dollars)

	Preferred Stock			Common Stock				Accumulated
	Number	Amount	Additional Paid-In Capital	Number	Amount	Additional Paid-In Capital	Shares to be issued	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance January 1, 2007	-	$-	$-	104,250,000	104,250	$1,199,756		$(379,635)	$(16,540,299)		$(15,615,928)
Issuance of shares for services	-	-	-	24,736,955	24,737	498,013		-	-		522,750
Warrants granted for services	-	-	-	-	-	205,000		-	-		205,000
Conversion of convertible note with parent company (note 13)	-	-	-	20,000,000	20,000	780,000		-	-		800,000
Foreign currency translation	-	-	-	-	-	-		-	-		-
Net loss for the period	-	-	-	-	-	-		-	(5,242,158)		(5,242,158)

Balance, December 31, 2007	-	$-	$-	148,986,955	$148,987	$2,682,769		$(379,635)	$(21,782,457)		$(19,330,336)
Preferred stock issued on conversion of notes	3,735,956	373,596	14,570,228	-	-	-		-	-		14,943,824
Issuance of shares for services				1,000,000	1,000	29,000					30,000
Common stock to be issued for cash							145,000
Foreign currency translation	-	-	-	-	-	-		379,635	-		379,635
Net earnings for the period	-	-	-	-	-	-		-	3,840,906		3,840,906
Balance, December 31, 2008	3,735,956	$373,596	$14,570,228	149,986,955	149,987	$2,711,769	145,000	$-	$(17,941,551)	$)	9,029

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

(Expressed in United States Dollars)

	2008 (Restated)	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$3,840,906	$(5,242,158)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	68,570	142,284
Convertible debt issued for services	3,968,268	-
Change in provision for contingencies	-	40,085
Stock based compensation	30,000	-
Interest due to convertible notes and bank debts	841,282	1,280,769
Change in allowance for severance pay	29,254	-
Gain from disposition of property, plant and equipment	50,000	(13,289)
Issuance of shares for services	-	727,750
Gain on sale of subsidiary interests	(11,969,386)	-
Changes in operating assets and liabilities:
Accounts receivable	19,213	(9,698)
Inventory	-	39,564
Prepaid and sundry assets	(145,124)	73,253
Other receivables	-	258,975
Accounts payable	459,624	290,417
Accrued liabilities and other payables	798,195	1,262,142
NET CASH USED IN OPERATING ACTIVITIES	(2,009,198)	(1,149,906)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property, plant and equipment, net	50,165	14,910
Acquisition of property, plant and equipment, net	-	(1,506)
NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	50,165	13,404
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	314,597	-
Proceeds from (repayment of) long term debt	151,261	(100,791)
Proceeds from convertible debentures	1,345,000	1,237,500
Proceeds from common stock to be issued	145,000	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,955,858	1,136,709
NET INCREASE IN CASH AND CASH EQUIVALENTS	(3,175)	207
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,175	2,968
CASH AND CASH EQUIVALENTS, END OF YEAR	$-	$3,175

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS AND BUSINESS COMBINATION

B&D Food Corp. (“B&D” or “the Company”) is a US corporation that concentrates in acquiring, organizing, developing and upgrading companies in the food industry, and more specifically in the coffee industry.   Currently the Company is developing a plan of operations for its leased facilities in Brazil.

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

On July 1, 2008, the Company completed execution of a stock purchase agreement with SBKF Investments, Ltd. (the “Purchaser”) for the sale of 100% of the issued and outstanding common stock of BDFC Brasil Alimentos LTDA. a subsidiary of the B&D.  The purchase price totaled $5,764,847 and in consideration the Company received a note bearing annual interest of 10% repayable in equal monthly payments of principal and interest of $58,575.  The net liabilities of BDFC at the time of the sale was $6,204,539, resulting in a gain on sale of $11,969,386.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Expressed in United States Dollars)

2.	GOING CONCERN

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has raised capital and financing to cover all of its losses from operations since inception but the Company's ability to continue as a going concern is contingent upon its ability to attain and sustain profitable operations and to generate sufficient capital and financing from external investors and lenders.  For the year ended 31 December 2008 the Company experienced a net loss of $(3,840,906) (2007 - $5,242,158) and has a working capital deficiency of $4,249,307 (2007 - $19,850,050).  In addition, the Company has defaulted on certain bank loans as further described in note 10.

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

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Expressed in United States Dollars)

7.	BANK LOANS

	2008	2007

UCS Fomento Comercial S.A.	$-	$857,786
Unibanco	-	468,969
Banco Real	669	30,156
Other bank overdrafts	-	23,661
	$669	$1,380,572

8.	ACCOUNTS PAYABLE

	2008	2007

Trade payable (*)	$379,868	$1,226,864
Less judicial deposits	-	(615,174)
	$379,868	$611,690

(*) The judicial deposit represent payments made mainly in 2001 and 2002 under the Judicial Creditors Agreement (see also note 1).

9.	ACCRUED LIABILITIES AND OTHER PAYABLES

	2008 (Restated)	2007

Brazilian taxes payable other than income tax	$-	$2,437,611
Employees and related institutions	1,483,694	1,739,384
Provision for contingencies (note 14)	-	427,372
Amounts payable to stockholders of the Company, unsecured, non interest bearing and payable on demand	93,284	152,384
Other accrued liabilities	469,316	441,620
	$2,046,294	$5,198,371

Included in employees and related institutions is $1,253,241 (December 31, 2007 - $1,002,138) in accrued management fees which are payable to a corporate shareholder.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Expressed in United States Dollars)

10.	LONG-TERM DEBT

	2008	2007

Mortgage, payable in blended monthly installments of $31,330, bearing interest at the rate of TR, due March 2008. The mortgage is secured by the property disclosed in note 7. The Company has defaulted on its payments and is currently attempting to renegotiate the terms with the bank.	$-	$980,114
Various unsecured term loans at TR plus 0.2%.	-	266,277
	-	1,246,391
Less current portion	-	(1,213,938)
	$-	$32,453

11.	CONVERTIBLE DEBENTURES AND PROMISSORY NOTES

Composed of:

	2008	2007

Convertible debentures - parent company	$-	$10,377,778
Convertible debentures - other	2,215,671	1,755,691
Promissory notes	1,539,413	362,562
	3,755,0844	12,496,031

The convertible debentures and promissory notes are unsecured and mature and become due as follows:

	2008	2007

Amount due in 2008	-	11,472,557
Amount due in 2009	2,404,586	732,863
Amount due in 2010	106,361	-
Amount due in 2011	310,611	290,611
Amount due in 2013	933,526	-
	$3,755,0844	$12,496,031

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

During May 2008, the Company issued an unsecured promissory note to an unrelated individual in the principal amount of $855,000. The note is unsecured, bears annual interest at an effective rate pf aprproximately 11% and matures after fiveyears.

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

In May 2008, the Company entered into a subscription agreement with an investor to issue a total of 5,000,000 shares of common stock for the payment of an aggregate amount of $145,000.These amount is recorded as stock to be issued.

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

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Expressed in United States Dollars)

15.	WARRANTS

A summary of stock warrant activity is as follows:

	Shares Subject to Warrants	Weighted Average Exercise Price
Outstanding on 31 December 2006	-	$-
Granted	19,500,000	0.10
Exercised / forfeited / expired	-	-
Outstanding on 31 December 2007	19,500,000	0.10
Granted	30,000,000	0.01
Exercised / forfeited / expired	-	-
Outstanding and exercisable on 31 December 2008	49,500,000	$0.05

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

The warrants were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 3.03% - 5.08%, expected dividend yield of zero, expected life of two years and expected volatility of 62.67%

In January 2008 the Company granted 30,000,000 warrants, exercisable at $0.01 per share in conjunction with the convertible debentures issued, as described in Note 11.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Expressed in United States Dollars)

16.	SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended 31 December 2008 the Company paid $1,747,966 (2007 - $1,411,853) in interest and there were no income taxes paid.

On January 4, 2007, the Board of Directors authorized the issuance of 4,150,000 shares of the Company’s common stock to two of the Company’s officers in consideration for their services. The shares were issued on January 18, 2007.  The services were valued at the market rate of the Company's common stock on the date of issuance, totaling $352,750.

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

On April 28, 2008, the Board of Directors authorized the issuance of 1,000,000 shares of the Company’s common stock to a Company in consideration for their services. The shares were issued on April 28, 2008.  The services were valued at the market rate of the Company's common stock on the date of issuance, totaling $30,000.

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

On January 4, 2007, the Board of Directors authorized the issuance of 4,150,000 shares of the Company’s common stock to two of the Company’s officers in consideration for their services. The shares were issued on January 18, 2007.  The services were valued at the market rate of the Company's common stock on the date of issuance, totaling $352,750.

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

19.	COMPARATIVE FIGURES

Certain figures in the 2007 consolidated financial statements have been reclassified to conform with the basis of presentation used in 2008.

20.	RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the original release of B&D Food Corp’s December 31, 2008 financial statements, the Company concluded the financial statements are required to be restated due to accounting errors. Management determined there to be an error in a calculation of the exchange gain relating to an accounts payable item and also that there was an incorrect classification of the current portions of certain convertible debentures and note receivables. In addition management identified two unrecorded stock transactions.

The effect of these adjustments on the financial statements are as follows:

Balance Sheet as of December 31, 2008
	Previously Reported	Increase (Decrease)	Restated
Current Assets	$455,685	$126,424	$582,109
Other Assets	5,735,258	(126,424)	5,608,834
Total Assets	6,190,943	-	6,190,943
Current Liabilities	4,498,052	333,364	4,831,416
Long term Liabilities	1,643,885	(293,387)	1,350,498
Total Liabilities	6,141,937	39,977	6,181,914
Stockholders’ Deficit:	-	-	-
Accumulated Deficit—December 31, 2007	(21,782,457)	-	(21,782,457)
Net Income (Loss) for 2008	4,055,883	(214,977)	3,840,906
Accumulated Deficit—December 31, 2008	(17,726,574)	214,977	(17,941,551)
Total Liabilities and Stockholders’ Deficit	6,190,943	-	6,190,943

Statement of Operations for the Year Ended December 31, 20X1
	Previously Reported	Increase (Decrease)	Restated
Net Sales	-	-	-
Cost of Sales	80,824	-	80,824
Gross Profit(loss)	(80,824)	-	(80,824)
Selling and Administrative Expenses	5,616,676	30,000	5,646,676
Income (Loss) from Operations	(5,697,500)	30,000	(5,727,500)
Financial	(2,404,271)	184,977	(2,589,248)
Income (Loss) before Taxes	4,055,883	(214,977)	3,840,906
Provision for Income Taxes	-		-
Net Income (Loss)	4,055,883	(214,977)	3,840,906