Form 10-Q/A
period 2009-03-31
Latteno Food Corp
filed 2009-11-19
CIK 743241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

- 1st Quarter 2009 –
Amendment No.1 to

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

As of March 31, 2009, there were 149,986,955 shares of Common Stock, par value $0.001 per share issued and outstanding.

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

Explanatory Note:

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q which was originally filed with the Securities and Exchange Commission (“SEC”) on May 20, 2009. We are filing this form 10-Q/A to disclose the restatement of the comparative balance sheet for the year ended December 31, 2008 and the corresponding corrections to the deficit and classifications in the March 31, 2009 balance sheet. These corrections are described in more detail in Note 20 of the Financial Statements in our 10-K amendment No. 2. We have updated “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the extent they are affected by the correction of the aforementioned errors. In addition, we have corrected certain typographical errors throughout the report and have made changes to the equity section to reflect two stock transactions, previously unrecorded during the 2008 fiscal year.

For the convenience of the reader, this Form 10-Q/A sets forth the entire Form 10-Q, which was prepared and relates to the Company as of March 31 , 2009. However, this Form 10-Q/A only amends and restates the items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our March 31, 2009 Form 10-Q. Accordingly, except for the foregoing amended information, this Form 10-Q/A continues to speak as of May 20, 2009 (the original filing date of the March 31, 2009 Form 10-Q), and does not reflect events occurring after the filing of our March 31, 2009 Form 10-Q and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the March 31, 2009 Form 10-Q have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-Q/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

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

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS AT MARCH 31

(Expressed in United States Dollars)

			31 December
	Note	31 March 2009 (Unaudited)	2008 (Audited) (restated)

ASSETS
Current Assets
Note receivable- current portion		$126,424	126,424
Prepaid and sundry assets		12,885	$12,885
Advances to related parties		442,800	442,800

Total Current Assets		582,109	582,109

Long-Term Assets
Note receivable		5,575,210	5,606,817
Property, plant and equipment, net	4	-	2,017

Total Long-Term Assets		5,575,210	5,608,834

Total Assets		$6,157,319	$6,190,943

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

AS AT MARCH 31

(Expressed in United States Dollars)

			31 December
	Note	31 March 2009 (Unaudited)	2008 (Audited) (restated)

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness		$669	$669
Accounts payable		431,678	379,867
Accrued liabilities and other payables	5	2,090,723	2,046,294
Convertible debentures - current portion	6	2,451,574	2,404,586

Total Current Liabilities		4,974,644	4,831,416

Long-Term Liabilities
Convertible debentures	6	1,384,844	1,350,498

Total Liabilities		6,359,488	6,181,914

Commitments and Contingencies	7

Going Concern	2

Stockholders' Equity
Preferred shares of $ 0.001 par value; Authorized: 10,000,000 shares; Issued and outstanding: 3,735,956 shares		373,596	373,596
Additional paid-in capital - preferred shares		14,570,228	14,570,228
Common shares of $ 0.001 par value; Authorized: 400,000,000 shares; Issued and outstanding: 149,986,955		149,987	149,987
Additional paid-in capital - common shares		2,711,769	2,711,769
Stock to be issued		145,000	145,000
Accumulated deficit		(18,152,749)	(17,941,551)

Total Stockholders' Deficit		(202,169)	9,029

Total Liabilities and Stockholders' Deficit		$6,157,319	$6,190,943

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in United States Dollars)

	2009 (Unaudited)	2008 (Unaudited)

REVENUES	$-	$-

COST OF GOODS SOLD	-	33,562

GROSS LOSS	-	(33,562)

EXPENSES
Management and directors fees	60,000	-
General and administrative	28,828	592,181
Rent and occupancy costs	200,727	-
Depreciation	-	34,582

TOTAL OPERATING EXPENSES	289,555	626,763

LOSS FROM OPERATIONS	(289,555)	(660,325)
Interest, net	(81,335)	(924,233)
Foreign exchange	15,572
Other income, net	144,121	40,617

LOSS BEFORE TAXES	(211,197)	(1,543,941)
Taxes	-	-

NET LOSS	$(211,197)	$(1,543,941)

COMPREHENSIVE LOSS	$(211,197)	$(1,543,941)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	149,986,955	148,986,955

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in United States Dollars)

	2009 (Unaudited)	2008 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(211,197)	$(1,543,941)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	34,582
Interest due to convertible notes and bank debts	81,335	255,780
Change in allowance for severance pay	-	10,052
Loss (gain) from disposition of property, plant and equipment	2,018	(17,285)
Interest on note receivable	(144,121)

Changes in operating assets and liabilities:
Accounts receivable	-	(13,344)
Prepaid and sundry assets	-	(96,558)
Note receivable	31,606	-
Accounts payable	195,931	51,273
Accrued liabilities and other payables	44,428	378,978

NET CASH USED IN OPERATING ACTIVITIES	-	(940,461)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property, plant and equipment, net	-	17,285

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank loans	-	(676)
Proceeds from long term debt	-	33,187
Proceeds from convertible debentures	-	890,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	922,511

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	(665)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	3,175

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$2,510

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

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has raised capital and financing to cover all of its losses from operations since inception but the Company's ability to continue as a going concern is contingent upon its ability to attain and sustain profitable operations and to generate sufficient capital and financing from external investors and lenders.  For the three months ended March 31, 2009 the Company experienced a net loss of $211,197 (March 31, 2008 - $1,543,941) and has a working capital deficiency of $4,392,535 (December 31, 2008 - $4,249,307).

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

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and 2008

(Expressed in United States Dollars)

4.	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

	March 31, 2009	December 31, 2008 (Audited)

Computers, furniture and machinery	$-	$6,583
	-	6,583
Accumulated depreciation	-	(4,566)

Net book value	$-	$2,017

5.	ACCRUED LIABILITIES AND OTHER PAYABLES

	March 31, 2009	December 31, 2008 (Audited) (restated)

Employees and related institutions	$1,543,694	$1,483,694
Amounts payable to stockholders of the Company, unsecured, non interest bearing and payable on demand	93,284	93,284
Other accrued liabilities	453,745	469,316

	$2,090,723	$2,046,294

Included in employees and related institutions is $1,253,241 (December 31, 2008 - $1,253,241) in accrued management fees which are payable to a corporate shareholder.

B&D FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and 2008

(Expressed in United States Dollars)

6.	CONVERTIBLE DEBENTURES AND PROMISSORY NOTES

Composed of:

	March 31, 2009	December 31, 2008 (Audited) (restated)

Convertible debentures - other	$2,256,859	$2,215,671
Promissory notes	1,579,560	1,539,413

	$3,836,419	$3,755,084

The convertible debentures and promissory notes are unsecured and mature and become due as follows:

	March 31, 2009	December 31, 2008 (Audited) (restated)

Amount due in 2009	2,451,574	2,404,586
Amount due in 2010	108,861	106,361
Amount due in 2011	315,611	310,611
Amount due in 2013	960,373	933,526

	$3,836,419	$3,755,084

7.	COMMITMENTS AND CONTINGENCIES

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

Pursuant to the agreement, B&D acquired 300 common shares of Global Milk from Castrol, LLC ("Castrol"), a Delaware corporation, representing 60% of the outstanding shares of Global Milk, for consideration of 13,000,000 Brazilian Reals ($6,370,000).  B&D and Castrol are then required to contribute 20,000,000 Brazilian Reals to the company based on their ownership.  B&D must make the capital contribution of 12,000,000 Brazilian Reals ($5,880,000) and complete payment for the acquired shares of 13,000,000 Brazilian Reals ($6,370,000) by December 10, 2009 or the shares issued will be cancelled.  The Company has not made any payment towards the acquisition or capital contribution.  B&D is currently in negotiations with various lenders to raise the 25,000,000 Brazilian Reals to fund the purchase and contribution.

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

The Company’s total assets as at March 31, 2009, as reflected in the consolidated balance sheet, totaled $6,157,319 compared to $6,190,943 as at December 31, 2008.

The Company’s consolidated deficit in working capital amounted to $ 4,392,535and the consolidated quick ratio was 0.12%.

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

The shareholders’ deficit as at March 31, 2009 totaled $202,169compared to a shareholders’ equity of $9,090 of $ as at December 31, 2008.

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

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

Net Income (Loss)

The Company’s consolidated net loss for the first quarter of 2009 amounted to $211,197, compared to a consolidated net loss of $1,543,941 for the first quarter of the previous year.

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

Financial Expenses

The consolidated financial expenses for the first quarter of 2009 amounted to $81,335, compared to consolidated financial expenses of $924,233 for the first quarter of the previous year.  The decrease is due to the conversion of certain shareholder notes to common shares.

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

ITEM 3.  CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As at March 31, 2009, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934 in that they failed to result in the timely reporting of material financial information. The Company intends to implement new controls and procedures in the third quarter of 2009 that will be designed to process, summarize and timely report all material information, including financial, on a going forward basis.

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