Form 10-Q/A
period 2009-06-30
Latteno Food Corp
filed 2009-11-19
CIK 743241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
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

As of June 30, 2009, there were 149,986,955 shares of Common Stock, par value $0.001 per share issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial Statements	1-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

	PART II

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Securities Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

I

Explanatory Note:

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q which was originally filed with the Securities and Exchange Commission (“SEC”) on August 19, 2009. We are filing this form 10-Q/A to disclose the restatement of the comparative balance sheet for the year ended December 31, 2008 and the corresponding corrections to the deficit and classifications in the June 30, 2009 balance sheet. These corrections are described in more detail in Note 20 of the Financial Statements in our 10-K amendment No. 2. We have updated “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the extent they are affected by the correction of the aforementioned errors. In addition, we have corrected certain typographical errors throughout the report and have made changes to the equity section to reflect two stock transactions, previously unrecorded during the 2008 fiscal year.

For the convenience of the reader, this Form 10-Q/A sets forth the entire Form 10-Q, which was prepared and relates to the Company as of June 30, 2009. However, this Form 10-Q/A only amends and restates the items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our June 30, 2009 Form 10-Q. Accordingly, except for the foregoing amended information, this Form 10-Q/A continues to speak as of August 19, 2009 (the original filing date of the June 30, 2009 Form 10-Q), and does not reflect events occurring after the filing of our June 30, 2009 Form 10-Q and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the June30, 2009 Form 10-Q have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-Q/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

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

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS AT

(Expressed in United States Dollars)

	Note	June 30, 2009 (Unaudited)	December 31, 2008 (Audited) (restated)
ASSETS
Current Assets
Accounts receivable - royalties, net of allowance for doubtful accounts of $Nil (2008 - $Nil)		$122,535	$-
Prepaid and sundry assets		-	12,885
Advances to related parties		-	442,800
Note receivable - current portion		126,424	126,424

Total Current Assets		248,959	582,109

Long-Term Assets

Note receivable		5,543,604	5,606,817
Property, plant and equipment, net		-	2,017

Total Long-Term Assets		5,543,604	5,608,834

Other Assets
Intangible assets		9,987,200	-

Total Other Assets		9,987,200	-

Total Assets		$15,779,763	$6,190,943

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

AS AT

(Expressed in United States Dollars)

	Note	June 30, 2009 (Unaudited)	December 31, 2008 (Audited) (restated)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness		$-	$669
Accounts payable		1,023,373	379,867
Due on acquisition of subsidiary		10,375,900	-
Accrued liabilities and other payables		1,108,052	2,046,294
Convertible debentures - current portion	4	2,609,394	2,404,586

Total Current Liabilities		15,116,719	4,831,416

Long-Term Liabilities
Convertible debentures	4	1,307,607	1,350,498

Total Liabilities		16,424,326	6,181,914

Minority Interest in Consolidated Subsidiary		43,224	-

Commitments and Contingencies	5

Going Concern	2

Stockholders' (Deficit) Equity
Preferred shares of $0.001 par value; Authorized: 10,000,000 shares; Issued and outstanding: 3,735,956 shares		373,596	373,596
Additional paid-in capital - preferred shares		14,570,228	14,570,228
Common shares of $0.001 par value; Authorized: 400,000,000 shares; Issued and outstanding: 149,986,955		149,987	149,987
Additional paid-in capital - common shares		2,711,769	2,711,769
Stock to be issued		145,000	145,000
Accumulated other comprehensive income		7,161	-
Accumulated deficit		(18,645,528)	(17,941,551)

Total Stockholders' (Deficit) Equity		(687,787)	9,029

Total Liabilities and Stockholders' (Deficit) Equity		$15,779,763	$6,190,943

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE THREE MONTH PERIOD ENDED JUNE 30

(Expressed in United States Dollars)

	2009 (Unaudited)	2008 (Unaudited) (restated)
REVENUES	$-	$-

COST OF GOODS SOLD	-	45,592

GROSS LOSS	-	(45,592)

ROYALTIES	114,919

EXPENSES
Rent and occupancy costs	200,728	-
General and administrative	(873)	312,292
Management and directors fees	24,746	-
Depreciation	-	33,824

TOTAL OPERATING EXPENSES	224,601	346,116

LOSS FROM OPERATIONS	(109,682)	(391,708)

Interest, net	(87,429)	(2,231,197)
Foreign exchange	(403,415)	-
Other income, net	144,121	1,399

NET LOSS FROM OPERATIONS BEFORE INCOME TAXES	(456,405)	(1,674,427)
Provision for income taxes	-	-

NET LOSS FROM OPERATIONS BEFORE MINORITY INTEREST	(456,405)	(1,674,427)

Minority interest in income of subsidiaries	(43,224)	-

NET LOSS	$(499,629)	$(1,674,427)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(7,161)	-

COMPREHENSIVE LOSS	$(492,468)	$(1,674,427)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	149,986,955	149,986,955

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE SIX MONTH PERIOD ENDED JUNE 30

(Expressed in United States Dollars)

	2009 (Unaudited)	2008 (Unaudited) (restated)
REVENUES	$-	$-

COST OF GOODS SOLD	-	80,824

GROSS LOSS	-	(80,824)

ROYALTIES	114,919

EXPENSES
Rent and occupancy costs	401,455	-
General and administrative	27,955	878,215
Management and directors fees	84,746
Depreciation	-	68,406

TOTAL OPERATING EXPENSES	514,156	976,621

LOSS FROM OPERATIONS	(399,237)	(1,057,445)
Interest, net	(161,917)	(2,231,197)

Foreign exchange	(387,843)
Other income, net	288,242	44,037

NET LOSS FROM OPERATIONS BEFORE INCOME TAXES	(660,755)	(3,244,605)
Provision for income taxes	-	-

NET LOSS FROM OPERATIONS BEFORE MINORITY INTEREST	(660,755)	(3,244,605)
Minority interest in income of subsidiaries	(43,224)	-

NET LOSS	$(703,979)	$(3,244,605)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(7,161)	-

COMPREHENSIVE LOSS	$(696,818)	$(3,244,605)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	149,986,955	149,986,955

The accompanying notes are an integral part of these consolidated financial statements.

B&D FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIOD ENDED JUNE 30

(Expressed in United States Dollars)

	2009 (Unaudited)	2008 (Unaudited) (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(703,979)	$(3,244,605)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	68,406
Stock based compensation	-	30,000
Minority interest	43,224	-
Interest due to convertible notes and bank debts	161,917	525,038
Change in allowance for severance pay	-	29,254
Loss (gain) from disposition of property, plant and equipment	2,017	(50,000)
Interest on note receivable	(288,242)	-

Changes in operating assets and liabilities:
Accounts receivable	(122,535)	2,641
Prepaid and sundry assets	12,885	(132,739)
Note receivable	63,213
Accounts payable	931,751	83,347
Due on acquisition of subsidiary	388,700	-
Accrued liabilities and other payables	(938,243)	881,624

NET CASH USED IN OPERATING ACTIVITIES	(449,292)	(1,807,034)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property, plant and equipment, net	-	50,000
Advances to related party	442,800	-

NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	442,800	50,000

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank loans	(669)	314,257
Proceeds from long term debt	-	151,261
Proceeds from common stock to be issued		145,000
Proceeds from convertible debentures	-	1,145,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(669)	1,755,518

EFFECT OF FOREIGN CURRENCY TRANSLATION	7,161	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	(1,516)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	3,175

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$1,659

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

Pursuant to the agreement, B&D acquired 300 common shares of Global Milk from Castrol, LLC ("Castrol"), a Delaware corporation, representing 60% of the outstanding shares of Global Milk, for consideration of 13,000,000 Brazilian Reals ($6,312,800). B&D and Castrol are then required to contribute 20,000,000 Brazilian Reals to the company based on their ownership. B&D must make the capital contribution of 12,000,000 Brazilian Reals ($5,880,000) and complete payment for the acquired shares of 13,000,000 Brazilian Reals ($6,312,800) by December 10, 2009 or the shares issued will be cancelled. . The Company has not made any payment towards the acquisition or capital contribution. B&D is currently in negotiations with various lenders to raise the 25,000,000 Brazilian Reals to fund the purchase and contribution.

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

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has raised capital and financing to cover all of its losses from operations since inception but the Company's ability to continue as a going concern is contingent upon its ability to attain and sustain profitable operations and to generate sufficient capital and financing from external investors and lenders. For the six months ended June 30 2009 the Company experienced a net loss of $703,979 (June 30, 2008 - $3,244,605) and has a working capital deficiency of $14,867,760 (December 31, 2008 - $4,249,307).

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

All significant inter-company accounts and transactions are eliminated on consolidation.

4.	CONVERTIBLE DEBENTURES AND PROMISSORY NOTES

Composed of:

	June 30, 2009	December 31, 2008 (Audited) (restated)

Convertible debentures	$2,523,836	$2,215,671
Promissory notes	1,393,165	1,539,413
	$3,917,001	$3,755,084

The convertible debentures and promissory notes are unsecured and mature and become due as follows:

	June 30, 2009	December 31, 2008 (Audited) (restated)

Amount due in 2009	2,498,061	2,404,586
Amount due in 2010	111,333	106,361
Amount due in 2011	320,556	310,611
Amount due in 2013	987,051	933,526
	$3,917,001	$3,755,084

5.	COMMITMENTS AND CONTINGENCIES

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

The Company’s total assets as at June 30, 2009, as reflected in the consolidated balance sheet, totaled $15,779,763 compared to $6,190,943 as at December 31, 2008.

The Company’s consolidated deficit in working capital amounted to $14,885,760 and the consolidated quick ratio was 0.02%.

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

The Company’s remaining long-term financing is mainly based on convertible promissory notes in the aggregate amount of $3,917,001 issued to third parties. The Company is currently assessing its options to convert these debts to common shares.

The shareholders’ deficit as at June 30, 2009 totaled $687,787 compared to a shareholders’ equity of $9,029 as at December 31, 2008. The decrease in shareholders’ equity is derived primarily from the transactions described above less the operating losses during the six month period in the aggregate amount of $ $703,979.

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

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

Net Income (Loss)

The Company’s consolidated net loss for the six months ended June 30, 2009 amounted to $703,979, compared to a consolidated net loss of $3,244,605 for the previous period.

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

Financial Expenses

The consolidated financial expenses for the six months ended June 30, 2009 amounted to $161,917 compared to consolidated financial expenses of $2,231,197 or the six months ended June 30, 2008.

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

On May 19, 2009, the Company filed a fomr 8k with the SEC for the acquisition of Global Milk Businesses and Administration of Private Properties LTDA

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Markham, Ontario, on the 10th day of November 2009.

B & D FOOD, CORP.

By: /s/ Daniel Ollech
Daniel Ollech
Chief Executive Officer