Form 10-Q
period 2009-09-30
Latteno Food Corp
filed 2009-11-19
CIK 743241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to ____________________
Commission File Number: 000-21247

LATTENO FOOD CORP.
(FORMERLY B & D FOOD CORP.)

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

As of October 31 , 2009, there were 8,674,679shares of Common Stock, par value $0.001 per share issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial Statements	2-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

	PART II

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Securities Holders	29
Item 5.	Other Information	29
Item 6.	Exhibits	29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTENO FOOD CORP. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

LATTENO FOOD CORP. AND SUBSIDIARY

SEPTEMBER 30, 2009

CONTENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as at September 30, 2009 and December 31, 2008	4 - 5

Consolidated Statements of Loss and Comprehensive Loss for the Three and Nine Months Ended	6 - 7

Consolidated Statements of Cash Flows for the Nine Months Ended	8

Notes to the Consolidated Financial Statements	9 - 13

LATTENO FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS AT

(Expressed in United States Dollars)

	Note	September 30, 2009 (unaudited)	December 31, 2008 (audite) (restated)

ASSETS
Current Assets
Cash and cash equivalents		$58,907	$-
Accounts receivable, net of allowance for doubtful accounts of $Nil (2008 - $Nil)		940,835	-
Prepaid and sundry assets		-	12,885
Note receivable-current portion		126,424	126,424
Advances to related parties		-	442,800

Total Current Assets		1,126,166	582,109

Long-Term Assets
Note receivable		5,511,998	5,606,817
Property, plant and equipment, net		5,816	2,017

Total Long-Term Assets		5,517,814	5,608,834

Other Assets
Intangible assets		9,987,200	-

Total Other Assets		9,987,200	-

Total Assets		$16,631,180	$6,190,943

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

AS AT

(Expressed in United States Dollars)

	Note	September 30, 2009 (unaudited)	December 31, 2008 (audited) (restated)

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness		$-	$669
Accounts payable		1,671,959	379,867
Due on acquisition of subsidiary		11,179,660	-
Accrued liabilities and other payables		1,257,978	2,046,294
Convertible debentures and promissory notes - current portion	4	2,630,558	2,404,586

Total Current Liabilities		16,740,155	4,831,416

Long-Term Liabilities
Convertible debentures and promissory notes	4	1,339,562	1,350,498

Total Liabilities		18,079,717	6,181,914

Minority Interest in Consolidated Subsidiary		136,710	-

Commitments and Contingencies	5

Going Concern	2

Stockholders' (Deficit) Equity	6
Preferred shares of $0.001 par value; Authorized: 10,000,000 shares; Issued and outstanding: 3,735,956 shares		373,596	373,596
Additional paid-in capital - preferred shares		14,570,228	14,570,228
Common shares of $0.001 par value; Authorized: 400,000,000 shares; Issued and outstanding: 8,674,679		8,675	7,499
Additional paid-in capital - common shares		3,183,081	2,854,257
Stock to be issued		-	145,000
Accumulated other comprehensive income		(781,290)	-
Accumulated deficit		(18,939,537)	(17,941,551)

Total Stockholders' (Deficit) Equity		(1,585,247)	9,029

Total Liabilities and Stockholders' (Deficit) Equity		$16,631,180	$6,190,943

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE THREE MONTH PERIOD ENDED  SEPTEMBER 30

(Expressed in United States Dollars)

	2009 (unaudited)	2008 (unaudited (restated)

REVENUES	$1,035,380	$-

COST OF GOODS SOLD	957,039	-

GROSS PROFIT	78,341	-

ROYALTIES	195,052

EXPENSES
Rent and occupancy costs	205,970	-
General and administrative	249,551	216,386
Management and directors fees	70,671	4,095,268
Depreciation	57	164

TOTAL OPERATING EXPENSES	526,249	4,311,818

LOSS FROM OPERATIONS	(252,856)	(4,311,818)
Interets, net	(97,805)	(282,907)
Foreign exchange	(7,730)	-
Other income, net	144,121	-
Gain on sale of subsidiary interets	-	11,969,386

NET (LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(214,270)	7,374,661
Provision for income taxes	-	-

NET (LOSS) INCOME FROM OPERATIONS BEFORE MINORITY INTEREST	(214,270)	7,374,661

Minority interest in income of subsidiaries	(93,486)	-

NET (LOSS) INCOME	$(307,756)	$7,374,661

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(788,451)	-

COMPREHENSIVE (LOSS) INCOME	$(1,096,207)	$7,381,402

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.04)	$0.99

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	8,427,228	7,449,348

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE NINE MONTH PERIOD ENDED  SEPTEMBER 30

(Expressed in United States Dollars)

	2009 (unaudited)	2008 (unaudited) (restated)

REVENUES	$1,035,380	$-

COST OF GOODS SOLD	957,039	80,824

GROSS PROFIT (LOSS)	78,341	(80,824)

ROYALTIES	309,971

EXPENSES
Rent and occupancy costs	607,425	-
Management and directors fees	155,416	4,427,260
General and administrative	277,504	792,719
Depreciation	57	68,570

TOTAL OPERATING EXPENSES	1,040,402	5,288,549

LOSS FROM OPERATIONS	(652,090)	(5,339,373)
Interest, net	(245,974)	2,514,104
Foreign exchange	(395,573)
Other income, net	432,364	44,146
Gain on sale of subsidiary interets	-	11,969,386

NET LOSS FROM OPERATIONS BEFORE INCOME TAXES	(861,273)	4,130,055
Provision for income taxes	-	-

NET LOSS FROM OPERATIONS BEFORE MINORITY INTEREST	(861,273)	4,130,055

Minority interest in loss of subsidiaries	(136,710)	-

NET LOSS	$(997,983)	$4,130,055

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(781,290)	-

COMPREHENSIVE LOSS	$(1,779,273)	$4,130,055

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.13)	$0.55

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	7,822,150	7,477,632

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIOD ENDED  SEPTEMBER 30

(Expressed in United States Dollars)

	2009 (unaudited)	2008 (unaudited) (restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(997,983)	$4,130,055
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	57	68,570
Convertible debt issued for services	-	3,968,268
Minority interest	136,710	-
Interest due to convertible notes and bank debts	242,422	782,946
Change in allowance for severance pay	-	29,254
Stock based compensation	-	30,000
Loss (gain) from disposition of property, plant and equipment	2,017	(50,000)
Gain on sale of subsidiary interests	-	(11,969,386)
Interest on note receivable	(432,364)	-

Changes in operating assets and liabilities:
Accounts receivable	(940,835)	2,641
Prepaid and sundry assets	12,885	(145,124)
Note receivable	94,819	-
Accounts payable	1,724,456	103,415
Due on acquisition of subsidiary	1,192,460	-
Accrued liabilities and other payables	(788,316)	1,040,163

NET CASH USED IN OPERATING ACTIVITIES	246,328	(2,009,198)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property, plant and equipment, net	-	50,165
Advances to related party	442,800	-
Acquisition of property, plant and equipment	(5,876)	-

NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	436,924	50,165

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) bank loans	(669)	314,597
Proceeds from long term debt	-	151,261
Proceeds from( repayment of) convertible debentures	(27,386)	1,345,000
Proceeds from the issuance of common stock	185,000	145,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	156,945	1,955,858

EFFECT OF FOREIGN CURRENCY TRANSLATION	(781,290)	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	58,907	(3,175)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	3,175

CASH AND CASH EQUIVALENTS, END OF PERIOD	$58,907	$-

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 and 2008

(Expressed in United States Dollars)

1.    NATURE OF OPERATIONS AND BUSINESS COMBINATION

Latteno Food Corp. (“Latteno” or “the Company”) is a US corporation that concentrates in acquiring, organizing, developing and upgrading companies in the food industry, and more specifically in the coffee industry.   Currently the Company's operates through its subsidiary in Brazil and is developing a plan of operations for its leased facilities in Brazil.

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

 On July 1, 2008, the Company completed execution of a stock purchase agreement with SBKF Investments, Ltd. (the “Purchaser”) for the sale of 100% of the issued and outstanding common stock of BDFC Brasil Alimentos LTDA. a subsidiary of the Latteno.  The purchase price totaled $5,764,847 and in consideration the Company received a note bearing annual interest of 10% repayable in equal annual payments of principal and interest of $702,909.  The net liabilities of BDFC at the time of the sale was $6,204,539, resulting in a gain on sale of $11,969,386.

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 and 2008

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

 Pursuant to the agreement, Latteno acquired 300 common shares of Global Milk from Castrol, LLC ("Castrol"), a Delaware corporation, representing 60% of the outstanding shares of Global Milk, for consideration of 13,000,000 Brazilian Reals ($6,312,800).  Latteno and Castrol are then required to contribute 20,000,000 Brazilian Reals to the company based on their ownership.  B&D must make the capital contribution of 12,000,000 Brazilian Reals ($5,880,000) and complete payment for the acquired shares of 13,000,000 Brazilian Reals ($6,312,800) by December 10, 2009 or the shares issued will be cancelled.  On October 22, 2009 the deadline for completing the purchase payments was agreed by both parties to be extended to February 10, 2010.  The Company has not made any payment towards the acquisition or capital contribution.  Latteno is currently in negotiations with various lenders to raise the 25,000,000 Brazilian Reals to fund the purchase and contribution.

 In addition, the Company was required to help arrange working capital financing, in the form of a bank loan, for Global Milk, within thirty days, in the amount of 4,000,000 Brazilian Reals ($1,960,000) subject to the preview owners providing enough collateral for such.

 Latteno has determined that it is the accounting acquirer and has obtained control of Global Milk.  Latteno has therefore consolidated 100% of Global Milks assets and liabilities.  Management has determined that the net assets of Global Milk on the date of acquisition consisted of trademarks and patents valued at $9,987,200 and liabilities of $3,674,400.

On September 1, 2009, our Board of Directors approved, subject to receiving the approval of the holder of a majority of our outstanding capital stock, an amendment and restatement of our Articles of Incorporation (the “Restated Articles”), to change our name to “Latteno Food Corp.” to more accurately reflect our business operations. The majority stockholders approved the Restated Articles pursuant to a written consent dated as of September 1, 2009.

LATTENO FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 and 2008

(Expressed in United States Dollars)

2.    GOING CONCERN

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has raised capital and financing to cover all of its losses from operations since inception but the Company's ability to continue as a going concern is contingent upon its ability to attain and sustain profitable operations and to generate sufficient capital and financing from external investors and lenders.  For the nine months ended September30 2009 the Company experienced a net loss of $997,983 (September30, 2008 - $(4,130,055)) and has a working capital deficiency of $15,613,989 (December 31, 2008 - $4,249,307).

Management has recently entered into a joint venture agreement, where Latteno has acquired 60% of a Brazilian Company which owns certain rights to the trademarks, customer lists and distribution of food products.  The purchase price and contribution to the joint venture will require approximately 25,000,000 Brazilian Reals ($12,192,800).  The Company is currently in negotiations to raise these funds.  In addition, the Company is seeking financing to fund the ongoing overhead expenses of Latteno.

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

LATTENO FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 and 2008

(Expressed in United States Dollars)

4.    CONVERTIBLE DEBENTURES AND PROMISSORY NOTES

Composed of:

	September 30, 2009	December 31, 2008 (restated)

Convertible debentures	$2,542,875	$2,215,671
Promissory notes	1,427,245	1,539,413

	$3,970,120	$3,755,084

The convertible debentures and promissory notes are unsecured and mature and become due as follows:

	September 30, 2009	December 31, 2008 (restated)

Amount due in 2009	2,516,725	2,404,586
Amount due in 2010	113,833	106,361
Amount due in 2011	325,555	310,611
Amount due in 2013	1,014,007	933,526

	$3,970,120	$3,755,084

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

$14,452,362

6.    CAPITAL STOCK

On Oct 5 , 2009, holders of 173,486,955 shares of our issued and outstanding common stock, authorized, by written consent, an amendment to our certificate of incorporation to effect a twenty-for-one reverse stock split of our common stock. On September 14, 2009, the Company filed the amendment to the certificate of incorporation with the Secretary of State of the State of Delaware, effecting the reverse stock split on October 5, 2009. All shares and per share amount for all periods presented have been adjusted to reflect the stock split.

LATTENO FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 and 2008

(Expressed in United States Dollars)

7.    SUBSEQUENT EVENTS

On October 2, 2009, the Company entered into a subscription agreement with an investor to issue a total of 550,000 shares of common stock for a total of $110,000.

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

OVERVIEW

Company Vision

To utilize the Company’s assets and human expertise in order to enhance its current operations and acquire additional operations in order to become one of the world's largest "breakfast item" food and beverage manufacturing and distribution companies.

Business Summary

Latteno Food Corp. (OTC BB: LATF) is a Delaware corporation that concentrates in acquiring, organizing, developing and upgrading companies in the international food and beverage market. Currently Latteno Food Corp. (“Latteno” or “the Company”) is specializing in the dairy industry and coffee industry. The Company’s management plans to integrate the operations of manufacturing and distribution of acquired entities in order to achieve maximum return on capital for its investors. Currently the Company operates through its subsidiary in Brazil.

Latteno's business model is simple and efficient – Acquisition of a key brand name and distribution system, an "Engine", that will be able to carry the group's products to existing customers in various locations.

The Company is continuing to apply its strategy and seeks growth through the acquisition of plantations, processing and distribution companies across the world.

Unless otherwise stated, currencies are stated in US dollars throughout this document.

History and Nature of Operations

The Company was formed as a holding company through a reverse merge in 2004, in order to acquire companies that will manufacture, process and distribute high-quality coffee products from various companies on a worldwide basis. The Company began its operations under the name B&D Food Corp. as a Brazilian coffee trader, producer and distributor. Its founders share 30 years of experience in the soft commodity world and have managed every aspect of its chain: trading, manufacturing, distribution and branding.

In 2005, the Company obtained a manufacturing arm by acquiring BDFC Brasil Alimentos LTDA (“BDFC”) which owns and operates a coffee manufacturing plant. BDFC has the ability to manufacture and pack roasted and ground coffee, instant coffee and several mixtures of coffee and tea like cappuccino and others. Currently, the Company is focusing on selling its coffee products in South America and Eastern Europe. In addition, the Company is looking to acquire a strong marketing capability in the United States.

In the summer of 2008, the Company ceased operations in the coffee division and began to restructure its debt and equity in an effort to position itself for strategic acquisitions. The first phase of this restructuring involved the sale of the BDFC subsidiary and the leasing back of the land and building where the coffee plant operations were located. This eliminated much of the debt that was associated with the BDFC subsidiary, but still enabled the Company to enter back into the coffee industry at the appropriate time in the future. The phase stage of restructuring if in process and is further described in the Financing section below.

On May 13, 2009, the Company entered into a purchase and sale agreement to purchase 60% of the outstanding shares of Global Milk Businesses and Administration of Private Properties LTDA. ("Global Milk"), a limited liability company, incorporated in the State of Sao Paulo, Brazil. Global Milk holds the rights of certain intellectual property of the brand name products manufactured and sold under the brand name Teixeira, a very strong dairy product brand name and distribution system throughout Brazil.

The acquisition of the Teixeira brand, has given Latteno the key branding and manufacturing components that it required to now seek out further strategic acquisitions, re-enter the coffee industry and expand operation internationally carrying its products using proven distribution lines and well known brand names.

On June 19, 2009, Spence Walker was appointed as Chief Financial Officer and a member of the Board of Directors of the Company. At this time the head offices of Latteno Food Corp were moved to Markham, Ontario, Canada.

Keys to Success

Establishing strong management team - The right acquisitions are the foundation upon which the Latteno plan is built. A strong acquisition team is mission critical as this is where the revenue and profitability of our product offerings is generated. The food industry space has low costs of entry and competitors can be easily spawned, however Latteno will be able to create a larger profit due to its broader scope and vast sources of revenues and sales opportunities and therefore can offer its employees a better deal and rewards. A critical component is that our plan facilitates that our acquisition team will have ownership in Latteno thus maximizing the commitment to our mutual success.

Offering a broader range of products - Latteno shall continue to grow and expand product lines. Size and a functional distribution of our product lines will give us an immediate competitive advantage to our competitors and will allow all new products to lever their sales and marketing campaigns off the existing and expanding brands. The greater our brands the more new products we are able to effectively introduce. There is no better time to grow in South America than right now. Acquisitions and personnel are inexpensive and are looking for opportunities to prosper.

Keeping costs low - Latteno is committed to a common sense, frugal start up, controlled growth and innovative management processes. Our initial staff/management team shall be busy filling many roles until such time as the organization can profitably expand and then fill the roles needed by an expanding profitable organization.

Be properly capitalized - It is possible to invest less into this business model however our plan includes budgets and forecasts and we will come across many opportunities for which immediate action is needed to take advantage of the opportunity. Thus we have addressed this with real costs and real expectations and more than enough capital.

Securing high volume clients - We plan to pursue direct strategic relationships based on our mass and product lines with high volume clients. The Latteno marketing strategy shall target client's concerns in four specific areas: product, product accountability, financial return and internal client costs for distribution.

Mergers, acquisitions and expansion - are the primary key to the success of Latteno’s revenue stream. It will be imperative to maintain tight managerial control of the acquisition marketing strategies while at the same time allowing these strategies to be fluid enough to adapt immediately to fit Latteno’s needs ensuring no disruption of incoming inventories from contracted clients. A company with nothing to sell - sells nothing.

MANGEMENT TEAM

Daniel Ollech has been our Chairman of the Board and President since April 29, 2005 and is currently the Chief Executive Officer. From 2003 to the present, Mr. Daniel Ollech has served as a director of Livorno Investments S.A. (“Livorno”), an international holding company with interests in various world trading companies in the areas of coffee, sugar, and oil. Since 2001, Mr. Daniel Ollech has also been a Director (which in Brazil equates to an executive officer), of UCS Group, a company which provides financing through factoring and securitizations. Prior to 2001, Mr. Daniel Ollech managed his own investment portfolio. Mr. Daniel Ollech graduated with a degree in marketing from Escola Superior de Marketing, in 1980.

Spence Walker joined our parent company in June, 2009 as Chief Financial Officer and Director. In addition to his role with Latteno Food Corp, Mr. Walker is a Canadian resident and is a licensed Certified Public Accountant in the US and a Chartered Accountant in Canada. Mr. Walker is a partner in the professional services firm, DNTW Chartered Accountants, LLP (“DNTW”), which he joined in 2007. Prior to Joining DNTW, Mr. Walker was a partner in Walker & Company Chartered Accountants, which he formed in 2004 and prior to that he was employed by a mid-sized accounting firm, SF Partnership, LLP from 2001 to 2004. Mr. Walker earned his BComm in 2001 from Ryerson University, his CA in 2003 and his CPA in 2004. In 2007, Mr. Walker took on the responsibility for leading DNTW’s audit services and has overall responsibility for the Markham office. Mr. Walker also serves as director on other public and private companies in Canada and the US.

Jacques Ollech has been a Director and our Executive Vice President since January 12, 2006. Mr. Jacques Ollech has over 20 years of experience in the coffee industry as a manufacturer, broker and distributor in Brazil, Russia, China, Europe and Israel. From 1991 to the present, Mr. Jacques Ollech has also served as a director of the Livorno.

Javier Tano Feijo is the President of Global Milk and is in charge of the operating segment for the distribution of dairy products. Mr. Javier Tano Feijo is a seasoned executive and lawyer with over 20 years of experience in Brazilian consumer goods companies. Mr. Feijo has taken part in many merger and acquisition transactions between Brazilian and multi-national companies.

PLAN OF OPERATIONS

Summary of Current Operations

Latteno has current and potential operations in two divisions and is a holder of an option:

Global Milk Ltd. – A 60% owned Brazilian company that owns one of Brazil's most recognized dairy product brands. The Company operates a wide spread and efficient distribution system throughout Brazil.

Brazil Coffee Plant – Lease agreement for a non-operational factory in need of refurbishment, that produces instant and ground coffee.

Canaan Alimentos – An option to acquire Canaan Group – a major Brazilian coffee and powdered milk manufacturer and distributor in the Rio de Janeiro area.

Dairy

Latteno has acquired 60% of the common stock of Global Milk, a private Brazilian Company that owns the Teixeira brand name, distribution system and sales system. Latteno exclusively out-sources all of the production of the Teixeira products to the Teixeira factories. This acquisition was made in order to utilize the Teixeira distribution system and extensive brand recognition as its Brazilian "Engine" that will promote the group's products.

About Teixeira

Solon Teixeira de Rezende, started operations of Dairy Teixeira Ltda. with his father, Jerome Tan and his brothers Joseph and Juarez in 1950 in Sao Paulo and southern Minas Gerais. In ten years they opened two new factories then launched the first grated Parmesan cheese in the market.

In 1967, Tan acquired more factories and prospered in the 70’s which got them ready for a period of great growth in the 80's. With the opening of production facilities in Sao Paulo and Minas Gerais, they were able to expand with several new points of delivery of milk in these States. The results could not be better: it rode to 220 million liters per year approaching the end of the decade.

In 1989, in another step of success in the dairy market of Brazil, Teixeira revised its corporate base and reorganized its operations in preparation for the global economy that it envisioned. This effort was born S. Teixeira Food Products Ltda.

With a modern view of the market, Teixeira outsources certain stages of production, specializing in the areas of: finishing, packaging, sales and marketing, distribution, logistics, customer service, delivery and quality control. Teixeira aims to meet the diverse needs of the market and consumer, consistent with an international market approach. Teixeira now has two production units, a third under construction and partners and suppliers in several Brazilian states and in other parts of the world such as Australia, New Zealand, United States, Europe and Mercosur. This position gives Teixeira the benefit of being close to various types of raw materials, packaging and technology. It holds the market leadership with the grated parmesan cheese, winner of the Top Five of the journal Modern Supermarket and numerous national and international awards quality of their products.

Teixeira makes all of this possible with a consistent philosophy of three keys to success:

1.     Selling products at reasonable prices utilizing a maximum quality of production and services to its customers;
2.     Seed continuous partnership and trust among its employees, employees and suppliers; and
3.     Increasing the recognition of Mark Teixeira, its main asset.

Found in outlets throughout Brazil for 50 years, the products of the Teixeira brand are living proof of success.

Coffee

Brazil

Latteno is currently leasing an instant and roasted coffee factory located in Cruzeiro, Sao-Paulo, which was property the Company previously owned under its BDFC subsidiary. The factory has, in the past, produced large amounts of spray-dried and roasted coffee but is currently in need of a massive refurbishment and system upgrade.

In addition to the lease, the Company has maintained ownership of four brand names: "Samba Café", "Vivenda", "Torino" and "Brazilian Best", used in the past by Latteno to sell its instant and roasted coffee across the world.

In the future, the Company plans to utilize the factory in one of two options:

1.     Invest the needed funds in order to upgrade its machinery and systems in order to produce its various coffee products.
2.     Invest funds to convert the factory into a powdered milk manufacturer.

Latteno’s management focus is currently on the successful transition of the Teixeira operations into the Latteno group. When management is confident that the transition is complete and effective, they will begin to examine both of the aforementioned options in order to determine the most suitable option in light of Latteno’s overall vision.

Distribution

Latteno plans to use Teixeira's brand recognition and distribution system (see dairy business in previous section) in order to carry its coffee and other breakfast products to markets throughout Brazil.

In the future, Latteno plans to acquire additional "Engines" in target markets throughout US, Europe and Asia that will carry the group's products to customers worldwide.

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

Beside the Company's experienced management, Latteno's main advantage over any newcomer to this volatile market is its ability to distribute its products to Brazil's largest consumer markets from day one of production, with minimal overhead expenses through the Teixeira distribution system.

Milestones

In the first twelve months of operations, commencing after the first stage of the internal restructuring and the acquisition of Global Milk (July 2009), the Company has completed or plans to complete the following milestones:

•      Commenced sales of Teixeira products during the 2nd half of July, 2009.

•      Established initial working capital through supplier credit lines

•      Established funding for overhead and head office costs

•      Transition the operation of Teixeira to the Global milk subsidiary, such that distribution, customer service and sales are all processed and managed under the Global Milk by month six.

•      Increase Global Milk’s customer base and sales on a weekly basis

•      Increase overall performance and profitability of Global Milk such that it reaches a self sustaining status as well as reach a profitable status for the Latteno group as a whole

•
Complete private placement or another suitable form of financing in the amount of $1.5 million in November/December 2009 to facilitate certain working capital requirements of Global Milk and head office costs of the Latteno reporting entity

•
Complete private placement or another suitable form of financing in the amount of $14[1] million in February 2010 to facilitate payment of the acquisition cost of Global Milk and to meet the capital contribution requirements into Global Milk, as per the acquisition agreement

•	Achieve gross revenues of approximately $5 million

•	Generate net operating cash flows of approximately $0.75 million

In the second year of operations the Company plans to complete the following milestones:

•	Introduce key individuals to create a sound management team and board of directors that add to industry experience to the Latteno team

•	Increase annual gross revenues to $80 million and annual net operating cash flow to $12 million

•	Commence a second strategic acquisition of a food company

•	Begin selling Latteno coffee products through Teixeira distribution lines

•	Expand geographically to become an exporter to markets with a high demand for coffee and other related breakfast products, i.e. U.S., China and Europe

•	Review existing OTCBB listing and AMEX listing and devise a plan for entering NASDAQ or equivalent exchange

In the third and subsequent years of operation the Company plans to complete the following milestones:

•	Continue expansion by completing 3rd and 4th acquisitions by year four

•	Acquisitions and expansion will be established in all US, European, Asian and South American markets where opportunities exist

•	At the end of year four net cash from operations averages $3 million per month

•	At the end of year four gross revenues averages $20 million per month

•	We can develop vertically defined markets and alliances

1 Estimate – Transaction in BR$ and will be reduced by royalty fees due to GML on closing date.

Results of Operations for the Nine Months Ended September 2009

Hiring of Staff and Contractors

In July 2009 we began to hire administrative and financial staff in our Global Milk subsidiary to handle the processing of sales orders and accounting in our dairy division. We also engaged a Brazilian accounting firm, Prado e Oliveira Auditores Associados, to manage the accounting reporting process at Global Milk and report to the CFO of the Latteno parent company on a monthly basis.

In August 2009 we hired Rosimari de Souza as our Global Milk administrative officer who will account for the daily administrative routine. Rosimari has previous work experience in a similar positon with companies within the dairy industry.

We engaged the following service companies to assist with our operations:

•
Log-Frio Ltda. - a company that as of August will be in charge of the storage and the distribution logistics of our products. They are specialized in “cold loads” and at present they handle a daily average of 4,000 deliveries using their own vehicles, which allows for fully servicing our customer portfolio, including more frequent visits to the points of sale.

•
SigaSolutions Ltda. - to set up our IT base. This company has specialized in IT solutions for over fifteen years and at present they have also been rendering services for S. Teixeira, our leading supplier, which will bring in a speedy transfer of the whole data base and customers portfolio.

•
Microsiga Ltda. - a member of the ToTVS group, to be our supplier of the Protheus10 system software with an eye toward the change to take place as of September 2009 when the Electronic Invoicing System shall be implemented. The choice was also due to this supplier’s using tools that will facilitate the whole transfer of data.

•
Varistão Transportes Ltda. - a transportation company that has been delivering products since July, 22 as a test period for retail operations. Following the incorporation of LogFrio’s services Varistão will account both for the FoodService specific market - whose deliveries are of a differentiated nature – and for the Customer Service (SAC in Brazil).

We have developed and implemented a sales force, made up of four sales supervisors and 48 salespeople, who will be servicing around 8,000 customers.

Branding and Name Registrations

We have registered our subsidiary, Global Milk, with over 30 vendors and customers, including Pão de Açucar S/A , Carrefour, WalMart , Makro, Sodexo, Atacadão, Martins,Tenda, and Roldão.

We have commenced negotiations with Latco Laticinios (Cruzeiro do Oeste-PR) to develop the private label line with our “Teixeira” brand name. This association shall take a little longer to be concluded because this dairy products co. is not interested in commercializing semi-finished products jointly with other producers and moreover, we will need authorization from the Ministry of Agriculture for our brand name.

Royalties Earned and Receivable

According to the agreement for use of the trade name, since commencement of operations in June 2009, we have earned and have royalties receivable from S.Teixeira Industria de Laticinios Ltda (“Teixeira”) amounting to R$443,489 with estimated due date in the first quarter of year 2010 (after receiving the payment for use of trade name). The amount refers to the percentage on Teixeira gross sales totaling R$13,655,494 in the period from May 15, 2009 to September 30, 2009.

Customers and Sales

For the quarter ended September 2009, we grossed billings of R$2,188,555.

The sales of “Teixeira” products in the “buying/selling of finished products division” having added 624 customers of the traditional wholesale kind, plus 48 small supermarket chains (up to three check-outs) in this first month of operations. A total of R$1,225,802 was sold.

In the “buying/selling of raw material division” (due to Teixeira’s lack of access to credit) we sold a total of R$962,757 in this quarter. Although this mode brings only small operational results it is necessary at this start-up phase because of the lack of access to credit by Teixeira.

We have started negotiation contracts with some Key Accounts (Cia Brasileira de Distribuição S.A, Carrefour, WalMart, Makro, Tenda, Roldão). The process is expected to extend through the next quarter and commence sales by year end.

Structure

We have started looking for a real estate for our future offices in the municipality of Barueri in the state of São Paulo, to move out from the present premises. We plan on moving in November and such change are expected to result in a 27% cut in our present costs.

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

FINANCIAL CONDITION AND LIQUIDITY

Financing

Latteno has mapped out a strong, consistent and achievable growth that will achieve a self sustaining status within its first year of operations under the Global Milk subsidiary.

To facilitate its current acquisition, the Company is seeking financing in two separate offerings. The first is an initial working capital investment of $1,500,000, used to fund certain working capital requirements of the Global Milk operations as well as overhead costs such as legal, audit and SEC reporting costs. These funds are needed by October or November 2009.

The second raise will be to fund the purchase price of the completed acquisition of Global Milk and the initial capital contribution requirements of the acquisition. The purchase price is in Brazilian Reals and is reduced by any royalty payments owing from Teixeira during the transitional period, but approximates $14 million. This payment must be completed by February 2010.

In August, 2009 we opened a current account with Banco Sofisa S.A. After a thirty-day operation with simple bills for collection, this bank shall open a credit line for our trade bills of up to 70% of the total collectible bills. We also opened a current account with Bradesco S.A. to proceed with the trade bills operations. An initial amount of R$ 250,000.00 has already been settled for the second fortnight in September 2009 and that amount represents 60% of the total to be put with the bank for collection. We are also in meetings with Unibanco S.A. to open a credit line of R$ 100,000.00 in the same basis as with Bradesco S.A.

We have opened lines of credit with various suppliers totaling over R$500,000, including a line with Laticinio Vitória (Bahia), an important producer of parmesan cheese.

Capital Restructuring

In the summer of 2008, the Company ceased operations in the coffee division and began to restructure its debt and equity in an effort to position itself for strategic acquisitions. The first phase of this restructuring involved the sale of the BDFC subsidiary and the leasing back of the land and building where the coffee plant operations were located. This eliminated much of the debt that was associated with the BDFC subsidiary, but still enabled the Company to enter back into the coffee industry at the appropriate time in the future. Concurrent with the sale and leaseback transaction, senior management agreed to convert all existing convertible debentures into preferred shares, thus further reducing the overall debt requirements.

As the second phase of the Company’s efforts to restructure itself, the Company filed an information statement with the SEC on September 14, 2009 notify stockholders of the following:

On or about September 1, 2009, the Company received written consents in lieu of a meeting of Stockholders from holders of 72,654,538 shares representing approximately 46% of the 154,986,955 shares of the total issued and outstanding shares of voting stock of the Company and shareholders holding 3,373,956 Series A Convertible Preferred shares which represent 337,395,600 voting shares of common stock. The holders of the Series A Convertible Preferred shares, have the right to vote 100 times the number of shares of common stock that the Series A Convertible Preferred is convertible into on all matters submitted to the shareholders. The Series A Convertible Preferred shares are each convertible into one hundred shares of common stock.

Therefore the 3,373,956 Series A Convertible Preferred shares are convertible into 337,395,600 common shares and the shareholders have the right to vote one hundred times the number of shares pursuant to the rights designated to the Series A Convertible Preferred Shares and has voted such amount in favor of approving of the Company (the “Majority Stockholders”) to effect a 20-for-1 reverse stock split (pro-rata reduction of outstanding shares) of our issued and outstanding shares of Common Stock (the “Reverse Stock Split”) authorizing the Company's Board of Directors, to effect a reverse split of the Company’s common stock of 20:1 (pursuant to which the number of authorized shares of common stock will remain 400,000,000 following such reverse stock split); any fractional shares post-split will be rounded up to the next whole share. Additionally the Reverse Stock Split will affect the conversion ratio for all instruments convertible into shares of the Company’s Common Stock including its convertible notes, warrants and outstanding preferred stock.

On September 1, 2009, the Board of Directors of the Company approved the above-mentioned actions, subject to stockholder approval. The Majority Stockholders approved the actions by written consent in lieu of a meeting on September 1, 2009, in accordance with the Delaware Business Corporation Act (“DBCA”).

The Board of Directors believes that, among other reasons, the number of outstanding shares of our Common Stock have contributed to a lack of investor interest in the Company and has made it difficult to attract new investors and potential business candidates. The Board of Directors has proposed the Reverse Stock Split as one method to attract business opportunities in the Company.

We believe that the reverse stock split may improve the price level of our Common Stock and that the higher share price could help generate interest in the Company among investors and other business opportunities. However, the effect of the reverse split upon the market price for our Common Stock cannot be predicted, and the history of similar stock split combinations for companies in like circumstances is varied. There can be no assurance that the market price per share of our Common Stock after the reverse split will rise in proportion to the reduction in the number of shares of Common Stock outstanding resulting from the reverse split. The market price of our Common Stock may also be based on our performance and other factors, some of which may be unrelated to the number of shares outstanding.

The advantage of the Reverse Stock Split will be to permit the Company to pursue financing from investors and issue shares of common stock in exchange for the financing. This is the main purpose for the Reverse Stock Split and if the Reverse Stock Split is not completed, the Company would not be able to issue additional shares sufficient to complete a financing. The main disadvantage to the Reverse Stock Split is that it may have an anti-takeover effect and discourage any potential mergers or tender offers.

On September 1, 2009, the Company's Board of Directors and persons owning a majority of the Company’s voting securities approved a resolution authorizing the Company to amend the Articles of Incorporation to change the Company’s name to “Latteno Food Corp.” The Board believes that the name change better reflects the nature of the Company’s current and anticipated operations. The Company had operated under the name B&D Food Corp. which reflected the Company’s prior business operations.

The final phase of restructuring is planned to take place subsequent to the effectiveness of the stock split, in the first quarter of 2010, and entails converting certain convertible and other forms of debt currently residing in the parent Company. The Company intends to make an offer for conversion at a price relative to the current trading price of the recently split stock. This will satisfy certain debt holders whose debt has reached maturity and reduce the current working capital requirements of the company during this transitional period.

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

ITEM 4T. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for us.  Based upon such officers' evaluation of these controls and procedures as of a date within 90 days of the filing of this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

We have taken several actions in order to remedy the previous shortcomings in our disclosure controls and procedures, including the appointment of a new CFO with more experience in U.S. public company reporting.   We have transferred our accounting department under the direction of our CFO and have engaged the staff of a public accounting firm to handle all accounting and record keeping.  We have set up various accounting cycle controls and procedures, including the use of accounting and reporting software as well as regular review at different levels of management.

The Certifying Officers believe these corrective actions, with regard to the previous significant deficiencies and material weaknesses, have created and implemented a successful control environment that will ensure that information required to be disclosed by us in our periodic reports are accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As at September 30, 2009, the Company was not a party to any litigation of any kind.

ITEM 1A. RISK FACTORS.

As a small business company, we are not required to provide the information required by this item.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On Oct 2, 2009, the Company entered into a subscription agreement with an investor to issue a total of 11,000,000 shares of common stock for the payment of $.01 per share or a total of $110,000.

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

On May 19, 2009, the Company filed a form 8k with the SEC for the acquisition of Global Milk Businesses and Administration of Private Properties LTDA

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Markham, Ontario, on the  November 19, 2009.

LATTENO FOOD CORP

By: /s/ Daniel Ollech
Daniel Ollech
Chief Executive Officer