Form 10-K
period 2009-12-31
Latteno Food Corp
filed 2010-04-15
CIK 743241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

     or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to __________

Commission File Number: 000-21247

LATTENO FOOD CORP.
(FORMERLY B & D FOOD CORP.)

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	13-2622429
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8953 Woodbine Avenue
Markham, Ontario, Canada L3R 0J9
(Address of Principal Executive Offices)

(905) 474-5593
(Registrant’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

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
Yes ☐  No ☒

As of December 31, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,688,000.

As of  December 31, 2009, there were 28,222,524 shares of Common Stock, par value $0.001 per share issued and outstanding.

i

References in this annual report to “we,” “us,” or “our” are to Latteno Food Corp. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

SOURCES OF INFORMATION

Information contained in this annual report concerning the coffee and dairy markets and industries, our general expectations concerning these industries and markets, and our position within these industries are based on market research, industry publications, other publicly available information and on assumptions made by us based on this information and our knowledge of these industries and these markets, which we believe to be reasonable. Although we believe that the market research, industry publications and other publicly available information are reliable, including the sources that we cite in this annual report, they have not been independently verified by us and, accordingly, we cannot assure you that such information is accurate in all material respects. Our estimates, involve risks and uncertainties and are subject to change based on various factors.

All dollar amounts are in U.S. dollars unless otherwise noted.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and notes thereto set forth in Item 8 of this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as "anticipates", "believes", "estimates", "expects", "hopes", "targets", "should", “will", "will likely result", "forecast", "outlook", "projects" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from those expressed or implied in the forward-looking statements.

PART I

Item 1.   Business

Company Vision

To utilize the Company’s assets and human expertise in order to enhance its current operations and acquire additional operations in order to become one of the world's largest "breakfast item" food and beverage manufacturing and distribution companies.

Business Summary

Latteno Food Corp. (OTC BB: LATF) is a Delaware corporation that concentrates on acquiring, organizing, developing and upgrading companies in the international food and beverage market. Currently we are specializing in the dairy industry and coffee industry. Our management plans to integrate the operations of manufacturing and distribution of acquired entities in order to achieve maximum return on capital for its investors. Currently we operate through our subsidiary in Brazil.

Our business model is simple and efficient – Acquisition of a key brand name and distribution system, an "Engine", that will be able to carry the group's products to existing customers in various locations.

We are continuing to apply the Company strategy to seek growth through the acquisition of plantations, processing and distribution of companies across the world.

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

In the summer of 2008, the Company ceased operations in the coffee division and began to restructure its debt and equity in an effort to position itself for strategic acquisitions. The first phase of this restructuring involved the sale of the BDFC subsidiary and the leasing back of the land and building where the coffee plant operations were located. This eliminated much of the debt that was associated with the BDFC subsidiary, but still enabled the Company to enter back into the coffee industry at the appropriate time in the future. The phase stage of restructuring is in process and is further described in the Financing section below.

On May 13, 2009, the Company entered into a purchase and sale agreement to purchase 60% of the outstanding shares of Global Milk Businesses and Administration of Private Properties LTDA. ("Global Milk"), a limited liability company, incorporated in the State of Sao Paulo, Brazil. Global Milk holds the rights of certain intellectual property of the brand name products manufactured and sold under the brand name Teixeira, a very strong dairy product brand name and distribution system throughout Brazil. On February 10, 2010 Latteno completed the payment and capital contributions required of the acquisition of Global Milk.

Latteno first acquired land located in Brazil from AES Comercial Ltda through the issuance of a convertible debenture totalling $8,446,421 (15,000,000 Reals).  The note bears interest at 2.27% per annum and matures on February 9, 2015.  This land was transferred to Global Milk, as part of the required capital contribution. Latteno issued an additional convertible debenture to Global Milk for $2,815,474 (5,000,000 Reals).  The note bears interest at 2.27% per annum and matures on February 9, 2015.

Latteno’s partner, the 40% non-controlling interest of Global Milk was notified by Latteno that they were in violation of the shareholders agreement, due to breach of the non-compete clause.  The remaining 5,000,000 Reals ($2,815,474) payable to Castrol for the Global Milk shares acquired, was therefore no longer payable.

The above transactions completed the 25,000,000 Reals requirements of Latteno’s acquisition of Global Milk.

On March 11, 2010, as a result of the non-compete and other violations by Castrol, a special meeting of the shareholders of Global Milk was held and majority shareholders voted to exclude the partner, Castrol, thereby making Latteno the sole shareholder of Global Milk.

The acquisition of the Teixeira brand, has given Latteno the key branding and manufacturing components that it required to seek out further strategic acquisitions, re-enter the coffee industry and expand operation internationally carrying its products using proven distribution lines and well known brand names.

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

Item 1B. Unresolved Staff Comments

The Company management is currently preparing a response to the Staffs comments in their letter dated December 16, 2009.  Management intends on submitting the response in April 2010.

Item 2. Properties

Our principal executive offices are located at 8953 Woodbine Ave , Markham, Ontario L3R 0J9, which we pay rent on a monthly basis for $2,500. We also have executive offices located at Rua Luis Coelho 223, 8th Floor, Conjunto 81, Cerqueira Cesar, Sao Paulo, S.P. - Brazil CEP: 01309-901 which we rent on a monthly basis for $987.  We also lease a coffee plant located at Avenida Engenheiro, Penido 1142, Cruzeiro, S.P., Brazil, which consists of 16,620 square meters.  Latteno pays a yearly payment of $802,909 for this factory.  We believe that our properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

Item 3. Legal Proceedings

As of December 31, 2009, we were not a party to any litigation of any kind.

Item 4. Submission of Matters to a Vote of Security Holders

20-for-1 Reverse Stock Split

As the second phase of the Company’s efforts to restructure itself, the Company filed an information statement with the SEC on September 14, 2009 to notify stockholders of the following:

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

On December 14, 2009 the 3,735,956 Series A Convertible Preferred shares were converted into 16,869,781 shares of the Company's common stock.

On September 1, 2009, the Board of Directors of the Company approved the above-mentioned actions, subject to stockholder approval. The Majority Stockholders approved the actions by written consent in lieu of a meeting on September 1, 2009, in accordance with the Delaware Business Corporation Act (“DBCA”).

Name Change

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Bulletin Board under the symbol “LATF.” The following quotations, which were obtained from siliconinvestor.com, reflect the high and low bids for our common stock for the periods indicated, based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

 OTC Bulletin Board (1)

Quarter Ended	High	Low
December 31, 2009	$0.80	$0.01
September 30, 2009	$0.88	$0.04
June 30, 2009	$0.12	$0.02
March 31, 2009	$0.20	$0.02
December 31, 2008	$0.02	$0.01
September 30, 2008	$0.02	$0.02
June 30, 2008	$0.04	$0.02
March 31, 2008	$0.04	$0.04

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common stock is issued in registered form. OTR Transfer, Inc., 1000 SW Broadway Street, Suite 920, Portland, Oregon 97205 (Telephone: 503.225.0626; Facsimile: 503.273.9168) is the registrar and transfer agent for our common stock.

Holders

On December 31, 2009, the stockholders’ list of our common stock showed 1,399 registered stockholders and 28,222,524 shares outstanding. On December 31, 2009, the last reported sale price of our common stock on the National Association of Securities Dealers OTC Bulletin Board was $0.10 per share.

Dividends

We declared no dividends in the fiscal year ended December 31, 2009 and we do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our Common Stock other than as described below, we intend to retain future earnings for use in our operations and the expansion of our business.

Item 6. Selected Financial Data

As a small reporting company, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Summary of Current Operations

Latteno has current and potential operations in two divisions and is a holder of an option:

Global Milk Ltd. – A 60% owned Brazilian company that owns one of Brazil's most recognized dairy product brands. The Company operates a widespread and efficient distribution system throughout Brazil.

Brazil Coffee Plant – Lease agreement for a non-operational factory in need of refurbishment that produces instant and ground coffee.

Canaan Alimentos – An option to acquire Canaan Group,a major Brazilian coffee and powdered milk manufacturer and distributor in the Rio de Janeiro area.

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

About Teixeira

Solon Teixeira de Rezende started operations of Dairy Teixeira Ltda. with his father, Jerome Tan and his brothers Joseph and Juarez in 1950 in Sao Paulo and southern Minas Gerais. In ten years they opened two new factories and launched the first grated Parmesan cheese in the market.

In 1967, the Tans acquired more factories and prospered in the 70’s which got them ready for a period of great growth in the 80's. With the opening of production facilities in Sao Paulo and Minas Gerais, they were able to expand with several new points of delivery of milk in these States. The results could not be better-  it rode to 220 million liters per year approaching the end of the decade.

In 1989, in another step of success in the dairy market of Brazil, Teixeira revised its corporate base and reorganized its operations in preparation for the global economy that it envisioned. From this effort, S. Teixeira Food Products Ltda. was born.

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

Coffee

Brazil

Latteno is currently leasing an instant and roasted coffee factory located in Cruzeiro, Sao-Paulo, which was property the Company previously owned under its BDFC subsidiary. The factory has, in the past, produced large amounts of spray-dried and roasted coffee but is currently in need of a massive refurbishment and system upgrades.

In addition to the lease, the Company has maintained ownership of four brand names: "Samba Café", "Vivenda", "Torino" and "Brazilian Best", used in the past by Latteno to sell its instant and roasted coffee across the world.

In the future, the Company plans to utilize the factory in one of two ways:

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

Distribution

Latteno plans to use Teixeira's brand recognition and distribution system (see “Dairy” in previous section) in order to carry its coffee and other breakfast products to markets throughout Brazil.

In the future, Latteno plans to acquire additional "Engines" in target markets throughout US, Europe and Asia that will carry the group's products to customers worldwide.

Competition

The coffee industry is extremely competitive and includes several companies, which have achieved substantially greater market shares than we have and have longer operating histories, larger customer bases and substantially greater financial, development and marketing resources than we do. Our proprietary branded coffees may compete with many other branded coffees which are sold in supermarkets and specialty stores, primarily in Brazil and the United States. Examples of companies we may compete with include, but are not limited to Nestle, Companhia Cacique de Cafe Soluvel, Cafe Soluvel Brasilia and Companhia lguacu de Cafe Soluvel.

In addition to the Company's experienced management, Latteno's main advantage over any newcomer to this volatile market is its ability to distribute its products to Brazil's largest consumer markets from day one of production, with minimal overhead expenses through the Teixeira distribution system.

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

•
Complete private placement or another suitable form of financing in the amount of $500,000 to 1,500,000 in the second quarter of fiscal 2010, to facilitate certain working capital requirements of Global Milk and head office costs of the Latteno reporting entity

•
Completed the financing in the amount of $14 million in February 2010 to facilitate payment of the acquisition cost of Global Milk and to meet the capital contribution requirements into Global Milk, as per the acquisition agreement

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

Results of Operations for the Year Ended December 31, 2009

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

•
Varistão Transportes Ltda. - a transportation company that has been delivering products since July, 22 2009 as a test period for retail operations. Following the incorporation of LogFrio’s services Varistão will account both for the FoodService specific market - whose deliveries are of a differentiated nature – and for the Customer Service (SAC in Brazil).

We have developed and implemented a sales force, made up of four sales supervisors and 48 salespeople, who will be servicing around 8,000 customers.

Branding and Name Registrations

We have registered our subsidiary, Global Milk, with over 30 vendors and customers, including Pão de Açucar S/A , Carrefour, WalMart , Makro, Sodexo, Atacadão, Martins,Tenda, and Roldão.

We have commenced negotiations with Latco Laticinios (Cruzeiro do Oeste-PR) to develop the private label line with our “Teixeira” brand name. This association shall take a little longer to be concluded because Latco Laticinios is not interested in commercializing semi-finished products jointly with other producers and moreover, we will need authorization from the Ministry of Agriculture for our brand name.

Royalties Earned and Receivable

According to the agreement for use of the trade name, since commencement of operations in June 2009, we have earned and have royalties receivable from S.Teixeira Industria de Laticinios Ltda (“Teixeira”) amounting to $$475,924 with estimated due date in the first quarter of year 2010 (after receiving the payment for use of trade name). The amount refers to the percentage on Teixeira gross sales totaling $10,089,471.in the period from May 15, 2009 to December 31, 2009.

Customers and Sales

For the year ended December 2009, we grossed billings of $1,382,567

The sales of “Teixeira” products in the “buying/selling of finished products division” added 802 customers of the traditional wholesale kind, plus 48 small supermarket chains (up to three check-outs) in 2009. A total of $761,037was sold.

In the “buying/selling of raw material division” (due to Teixeira’s lack of access to credit) we sold a total of $621,530 in 2009. Although this mode brings only small operational results it is necessary at this start-up phase because of the lack of access to credit by Teixeira.

We have started negotiation contracts with some key accounts (Cia Brasileira de Distribuição S.A, Carrefour, WalMart, Makro, Tenda, Roldão). The process is expected to extend through the next quarter and commence sales by then.

Structure

We have started looking for real estate for our future offices in the municipality of Barueri in the state of São Paulo, to move out from the present premises. We plan on moving in November and such change are expected to result in a 27% cut in our present costs.

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

Share-Based Payments— Accounting Standards Codefication (“ASC”) ASC No. 718, Compensation  Stock Compensation ("ASC No. 718") establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  ASC No. 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share based payment transactions.  ASC No. 718 requires that the compensation cost relating to share based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

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

The Company accounts for income taxes pursuant to ASC No. 740, Income Taxes ("ASC No. 740").  Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Impairment of Long-Lived Assets— In accordance with ASC No. 360, Property, Plant and Equipment ("ASC No. 360"), long lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The Company evaluates annually at year end whether events and circumstances have occurred that indicate possible impairment.  If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  Long lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.  As described in note 2, the long lived assets have been valued on a going concern basis.  However, substantial doubt exists as to the ability of the Company to continue as a going concern.  If the Company ceases operations, the asset values may be materially impaired.

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

Statement of Cash Flows—In accordance with ASC No. 230, "Statement of Cash Flows", cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The second raise was to fund the purchase price of the completed acquisition of Global Milk and the initial capital contribution requirements of the acquisition. The purchase price is in Brazilian Reals and is reduced by any royalty payments owing from Teixeira during the transitional period, but approximated $14 million.

The Company completed the funding of the acquisition of Global Milk, and is currently in negotiations for the working capital investment.

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

On December 14, 2009 the 3,735,956 Series A Convertible Preferred shares were converted into 16,869,781 shares of the Company's common stock.

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

The final phase of restructuring is planned to take place subsequent to the effectiveness of the stock split, in the second quarter of 2010, and entails converting certain convertible and other forms of debt currently residing in the parent Company. The Company intends to make an offer for conversion at a price relative to the current trading price of the recently split stock. This will satisfy certain debt holders whose debt has reached maturity and reduce the current working capital requirements of the company during this transitional period.  The Company has received positive responses from the majority of the major debt holders and is currently in preparation of the closing documents to effectuate the conversions.

FISCAL YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2008

Net Income (Loss)

The Company’s consolidated net loss for the fiscal year ended December 31, 2009 amounted to $3,091,041 compared to a consolidated net income of $3,840,906 for the year ended December 31, 2008.  The difference arose primarily from the gain on the sale of subsidiary in the prior year.

Revenue

For the fiscal year ended December 31, 2009, the Company generated $1,033,353 in revenue, compared to no revenue generated the previous year due to the Company not being in operation.

The revenue from coffee production through the fiscal year ended December 31, 2008 and 2009 was nil in light of the Company’s management strategy to make sales through a targeted marketing arm to be acquired in the near future. The Company’s operations are suspended at this moment due to changes in the structure of its operations, including the refurbishment of its factory in Brazil, which is expected to be completed in 2010.

Cost of Revenues

The cost of revenues through the fiscal year ended December 31, 2009 was $1,183,927, compared to the cost of revenue for the previous year, which was minimal.

General and Administrative Expenses

The consolidated general and administrative expenses for through the fiscal year ended December 31, 2009 amounted to $850,969, compared to consolidated general and administrative expenses of $5,377,379 for the previous year.

The decrease in general and administrative expenses was attributable primarily to the decrease in professional services and traveling expenses of the management of the Company.

Financial Expenses

The consolidated financial expenses for the fiscal year ended December 31, 2009 amounted to $348,481, compared to consolidated financial expenses of $2,589,248 for the previous year.

The decrease in financial expenses through the fiscal year ended December 31, 2009 results from decreased interest and financing charges related to the convertible notes incurred over the past 12 months.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

LATTENO FOOD CORP. AND SUBSIDIARY (FORMERLY B&D FOOD CORP.)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

LATTENO FOOD CORP. AND SUBSIDIARY (FORMERLY B&D FOOD CORP.)

DECEMBER 31, 2009 and 2008

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	17
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets as at December 31, 2009 and December 31, 2008	18 - 19
Consolidated Statements of Operations and Comprehensive Loss	20
Consolidated Statements of Stockholders’ Deficit	21
Consolidated Statements of Cash Flows	22
Notes to the Consolidated Financial Statements	23 - 39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Latteno Food Corp. and Subsidiary (formerly B&D Food Corp.)

We have audited the accompanying consolidated balance sheets of Latteno Food Corp. and Subsidiary (formerly B&D Food Corp.) as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the years in the period ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Latteno Food Corp. and Subsidiary (formerly B&D Food Corp.) as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 2 to the consolidated financial statements, the Company has suffered losses from operations since inception and has net capital deficiency that raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are described in note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fazzari + Partners LLP, Chartered Accountants
Licensed Public Accountants
Vaughan, Ontario, Canada
April 14, 2010

LATTENO FOOD CORP. AND
SUBSIDIARY (FORMERLY B&D FOOD CORP.)

CONSOLIDATED BALANCE SHEETS

AS AT  DECEMBER 31

(Expressed in United States Dollars)

	Note	2009	2008 (Restated)
ASSETS
Current Assets
Cash and cash equivalents		$64,409	$-
Accounts receivable, net of allowance for doubtful accounts of $Nil (2008 - $Nil)		612,606	-
Note receivable-current portion		148,491	126,424
Advances to related parties		-	442,800
Prepaid and sundry assets		-	12,885
Total Current Assets		825,506	582,109
Long-Term Assets
Note receivable		5,450,224	5,606,817
Equipment, net of accumulated depreciation	5	6,542	2,017
Total Long-Term Assets		5,456,766	5,608,834
Other Assets
Intangible assets		9,987,200	-
Total Other Assets		9,987,200	-
Total Assets		$16,269,472	$6,190,943

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND
SUBSIDIARY (FORMERLY B&D FOOD CORP.)

CONSOLIDATED BALANCE SHEETS (Continued)

AS AT  DECEMBER 31

(Expressed in United States Dollars)

	Note	2009	2008 (Restated)
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Bank indebtedness		$-	$669
Accounts payable	6	1,315,266	379,867
Due on acquisition of intangibles	1	12,108,600	-
Accrued liabilities and other payables	7	1,244,961	2,046,294
Convertible debentures and promissory notes - current portion	8	3,043,183	2,404,586
Total Current Liabilities		17,712,010	4,831,416
Long-Term Liabilities
Convertible debentures and promissory notes	8	912,047	1,350,498
Total Liabilities		18,624,057	6,181,914
Minority Interest in Consolidated Subsidiary		121,381	-
Commitments and Contingencies	9
Going Concern	2
Stockholders' (Deficit) Equity	10
Preferred shares of $0.001 par value; Authorized: 10,000,000 shares; Issued and outstanding: Nil (2008 – 3,735,956 )		-	373,596
Additional paid-in capital - preferred shares		-	14,570,228
Common shares of $0.001 par value; Authorized: 400,000,000 shares; Issued and outstanding: 28,222,524		28,222	7,499
Additional paid-in capital - common shares		18,666,131	2,854,257
Stock to be issued		110,000	145,000
Deferred stock based compensation		(247,727)	-
Accumulated other comprehensive income		(908,225)	-
Accumulated deficit		(20,124,367)	(17,941,551)
Total Stockholders' (Deficit) Equity		(2,475,966)	9,029
Total Liabilities and Stockholders' (Deficit) Equity		$16,269,472	$6,190,943

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND
SUBSIDIARY (FORMERLY B&D FOOD CORP.)

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED  DECEMBER 31

(Expressed in United States Dollars)

	2009	2008 (Restated)
REVENUES	$1,300,353	$-
COST OF GOODS SOLD	1,183,927	80,824
GROSS PROFIT (LOSS)	116,426	(80,824)
ROYALTIES	439,428
EXPENSES
General and administrative	598,053	830,119
Management and directors fees	252,916	4,547,260
Rent and occupancy costs	808,152	200,727
Depreciation	227	68,570
TOTAL OPERATING EXPENSES	1,659,348	5,646,676
LOSS FROM OPERATIONS	(1,103,494)	(5,727,500)
Interest expense, net	(348,481)	(2,589,248)
Foreign exchange	(1,181,746)	-
Other income, net	572,286	188,268
Gain on sale of subsidiary interest	-	11,969,386
NET (LOSS) INCOME BEFORE INCOME TAXES	(2,061,435)	3,840,906
Provision for income taxes	-	-
NET (LOSS) INCOME BEFORE MINORITY INTEREST	(2,061,435)	3,840,906
Minority interest in income of subsidiary	121,381	-
NET (LOSS) INCOME	$(2,182,816)	$3,840,906
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(908,225)	-
COMPREHENSIVE (LOSS) INCOME	$(3,091,041)	$3,840,906
(LOSS) EARNINGS PER WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	$(0.24)	0.52
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	8,947,726	7,449,348
(LOSS) EARNINGS PER WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	$(0.24)	$0.21
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	8,947,726	18,580,959

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND
SUBSIDIARY (FORMERLY B&D FOOD CORP.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Expressed in United States Dollars)

	Preferred Stock			Common Stock					Accumulated		Total
	Number	Amount	Additional Paid-In Capital	Number	Amount	Additional Paid-In Capital	Shares to be Issued	Deferred stock based Icompensation	Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance January 1, 2008	-	$-	$-	7,449,676	7,449	$2,824,307	$-	$-	$(379,635)	$(21,782,457)	$(19,330,336)
Issuance of shares for services	-	-	-	50,000	50	29,950	-	-	-	-	30,000
Warrants granted for services	-	-	-	-	-	-	-	-	-	-	-
Common stock to be issued for cash	-	-	-	-	-	-	145,000	-	-	-	145,000
Foreign currency translation	-	-	-	-	-	-	-	-	379,635	-	379,635
Preferred stock issued on conversion of notes	3,753,956	373,596	14,570,228	-	-	-	-	-	-	-	14,943,824
Net earnings for the period	-	-	-	-	-	-	-	-	-	3,840,906	3,840,906
Balance, December 31, 2008	3,753,956	$373,596	$14,570,228	7,499,676	$7,499	$2,854,257	$145,000	$-	$-	$(17,941,551)	$9,029
Issuance of shares for services	-	-	-	1,001,854	1,002	422,529	-	(247,727)	-	-	192,626
Common stock issued for accrued interest	-	-	-	676,210	676	134,566	-	-	-	-	135,242
Warrants exercised	-	-	-	1,500,000	1,500	298,500	-	-	-	-	300,000
Common stock issued for cash	-	-	-	925,000	925	184,075	-	-	-	-	185,000
Common stock repurchased	-	-	-	(500,000)	(500)	(299,500)	-	-	-	-	(300,000)
Common stock to be issued	-	-	-	250,000	250	144,750	(35,000)	-	-	-	110,000
Preferred stock converted to common shares	(3,753,956)	(373,596)	(14,570,228)	16,869,781	16,870	14,926,954	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	-	(908,225)	-	(908,225)
Net earnings for the period	-	-	-	-	-	-	-	-	-	(2,182,816)	(2,182,816)
Balance, December 31, 2009	-	$-	$-	28,222,524	28,222	$18,666,131	$110,000	$(247,727)	$(908,225)	$(20,124,367)	$(2,475,966)

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND
SUBSIDIARY (FORMERLY B&D FOOD CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED  DECEMBER 31

(Expressed in United States Dollars)

	2009	2008 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(2,182,816)	$3,840,906
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	227	68,570
Convertible debt issued for services	-	3,968,268
Minority interest	121,381	-
Interest due to convertible notes	335,388	841,282
Change in allowance for severance pay	-	29,254
Stock based compensation	175,804	30,000
Loss (gain) from disposition of equipment	-	50,000
Gain on sale of subsidiary interests	-	(11,969,386)
Acquisition of subsidiary	2,121,400	-
Interest on note receivable	(568,383)	-
Changes in operating assets and liabilities:
Accounts receivable	(612,606)	19,213
Prepaid and sundry assets	12,885	(145,124)
Current portion- note receivable	(22,067)	-
Note receivable	724,976	-
Accounts payable	935,399	459,624
Accrued liabilities and other payables	(801,334)	798,195
NET CASH USED IN OPERATING ACTIVITIES	240,254	(2,009,198)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property, plant and equipment, net	-	50,165
Acquisition of property, plant and equipment	(4,751)	-
NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	(4,751)	50,165
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) bank loans	(669)	314,597
Proceeds from long term debt	-	151,261
Proceeds from convertible debentures	-	1,345,000
Advances from (to) related party	442,800	-
Proceeds from the issuance of common stock	295,000	145,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	737,131	1,955,858
EFFECT OF FOREIGN CURRENCY TRANSLATION	(908,225)	-
NET INCREASE IN CASH AND CASH EQUIVALENTS	64,409	(3,175)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	-	3,175
CASH AND CASH EQUIVALENTS, END OF YEAR	$64,409	$-

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND
SUBSIDIARY (FORMERLY B&D FOOD CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Expressed in United States Dollars)

 1.   NATURE OF OPERATIONS AND BUSINESS COMBINATION

Latteno Food Corp. (formerly B&D Food Corp.) (“Latteno” or “the Company”) is a US corporation that concentrates in acquiring, organizing, developing and upgrading companies in the food industry, and more specifically in the dairy and coffee industry.   Currently the Company operates through its subsidiary in Brazil and is developing a plan of operations for its leased facilities in Brazil.

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

LATTENO FOOD CORP. AND
SUBSIDIARY (FORMERLY B&D FOOD CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

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

Pursuant to the agreement, Latteno acquired 300 common shares of Global Milk from Castrol, LLC ("Castrol"), a Delaware corporation, representing 60% of the outstanding shares of Global Milk, for consideration of 13,000,000 Brazilian Reals ($6,312,800).  Latteno and Castrol are then required to contribute 20,000,000 Brazilian Reals to the company based on their ownership.  Latteno must make the capital contribution of 12,000,000 Brazilian Reals ($5,880,000) and complete payment for the acquired shares of 13,000,000 Brazilian Reals ($6,312,800) by December 10, 2009 or the shares issued will be cancelled.  On October 22, 2009 the deadline for completing the purchase payments was agreed by both parties to be extended to February 10, 2010.    Latteno funded the purchase and contribution requirements on February 10, 2010, see note 13.

In addition, the Company was required to help arrange working capital financing, in the form of a bank loan, for Global Milk, within thirty days, in the amount of 4,000,000 Brazilian Reals ($1,960,000) subject to the previous owners providing enough collateral for such.

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

LATTENO FOOD CORP. AND
SUBSIDIARY (FORMERLY B&D FOOD CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Expressed in United States Dollars)

2.    GOING CONCERN

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has raised capital and financing to cover all of its losses from operations since inception but the Company's ability to continue as a going concern is contingent upon its ability to attain and sustain profitable operations and to generate sufficient capital and financing from external investors and lenders.  For the year ended December 31 2009 the Company experienced a net loss of $(2,182,816) (December 31, 2008 – income of $3,840,906) and has a working capital deficiency of $16,886,504 (December 31, 2008 - $4,249,307).

Management has recently completed the final payments of the agreement, where Latteno acquired 60% of Global Milk, a Brazilian Company which owns certain rights to the trademarks, customer lists and distribution of food products.  Management believes that the Global Milk subsidiary will begin to create positive cash flows from operations in the third quarter of 2010.  In addition, the Company is seeking financing to fund the ongoing overhead expenses of Latteno.

In the opinion of the management, the anticipated growth of operations and the financing with potential new investors in the future, will permit the Company to continue as a going concern in the coming year, until such time that the Company runs profitable operations.

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

LATTENO FOOD CORP. AND
SUBSIDIARY (FORMERLY B&D FOOD CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

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

Revenue Recognition

The Company recognizes revenue in accordance with the U.S. Securities and Exchange Commission (the "SEC")  Accounting Standards Codefication  ("ASC") No. 605, Revenue Recognition ("ASC No. 605").  ASC No. 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.

Revenues from dairy products are recognized upon delivery of goods and transfer of title to the customers and when collection is reasonably assumed.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on account and short-term investments with remaining maturities at acquisition of three months or less.

Equipment

Equipment is stated at cost less accumulated depreciation.  Depreciation, based on the estimated useful lives of the assets, is provided using the under noted annual rates and methods:

Computers, machinery and equipment	3-16 year's straight line
Furniture and fixtures	7 year's straight line

LATTENO FOOD CORP. AND
SUBSIDIARY (FORMERLY B&D FOOD CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Expressed in United States Dollars)

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

The Company accounts for purchased intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142").  Under SFAS No. 142, goodwill and any other intangibles deemed to have indefinite lives are not subject to amortization; however, goodwill is subject to an assessment for impairment using a two-step fair value-based test and such other intangibles are also subject to impairment reviews, which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired.  The Company performs its annual assessment of impairment in the fourth fiscal quarter.  For goodwill the first step compares the fair value of a reporting unit to its carrying amount, including goodwill.  The Company has determined that it has one reporting unit.  The estimated fair value is determined utilizing the expected present value of the future cash flows of the unit.  If the fair value of the reporting unit exceeds the carrying value, no further analysis is necessary.  If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the fair value of the goodwill.  If fair value is less than the carrying amount, an impairment loss is reported as a reduction to the asset and a charge to operating expense.

The Company tested goodwill and other intangibles deemed to have indefinite lives for impairment at 31 December 2009 and because the estimated fair value of the Company’s reporting unit exceeded its carrying amount, management determined that no impairment existed.

Included in intangible assets are trademarks, patents and completed technology.

Foreign Currency Translation

The functional currency of Global Milk is the Brazilian Real.  Transactions and balances of Global Milk have been translated into U.S. dollars in accordance with the principles set forth in the Statement of  Accounting Standards Codefication (“ASC”) No. 830, Foreign Currency Matters.  All balance sheet accounts, except shareholders’ deficiency accounts, have been translated using the exchange rates in effect at the balance sheet date.  Shareholders’ deficiency accounts were translated at the historical exchange rates. Revenues and costs have been translated at the average exchange rates prevailing during the year.  The resulting aggregate translation adjustments are reported as a component of accumulated other comprehensive loss in shareholders’ deficit.

Lease Commitments

The Company recognizes the lease payments of an operating lease pursuant to ASC 840, Leases.  When the lease agreement includes rent abatements and escalation in lease payments, the Company recognizes the total cost of the lease on a straight line basis over the entire term of the lease.

Income Taxes

The Company accounts for income taxes pursuant to ASC No. 740, Income Taxes ("ASC No. 740").  Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Comprehensive Loss

The Company has adopted ASC No. 220, Comprehensive Income ("ASC No. 220").  ASC No. 220 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.  Comprehensive loss is presented in the statement of operations and comprehensive loss, and consists of net loss and unrealized gains (losses) on available for sale marketable securities;  foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with ASC 715, Compensation - Retirement Benefits. ASC No. 220 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

LATTENO FOOD CORP. AND
SUBSIDIARY (FORMERLY B&D FOOD CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Expressed in United States Dollars)

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to ASC No. 260, Earnings per Share, which requires disclosure in the financial statements of basic and diluted earnings (loss) per share. Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year.  Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the years ended December 31, 2009, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share.  Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

Stock-based Compensation

Accounting Standards Codification (“ASC”) ASC No. 718, Compensation- Stock Compensation ("ASC No. 718") establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  ASC No. 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  ASC No. 718 requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

Impairment of Long-lived Assets

In accordance with ASC No. 360, Property, Plant and Equipment ("ASC No. 360"), long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The Company evaluates annually at year end whether events and circumstances have occurred that indicate possible impairment.  If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.  As described in note 2, the long-lived assets have been valued on a going concern basis.  However, substantial doubt exists as to the ability of the Company to continue as a going concern.  If the Company ceases operations, the asset values may be materially impaired.

LATTENO FOOD CORP. AND
SUBSIDIARY (FORMERLY B&D FOOD CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Expressed in United States Dollars)

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations

The Company does not have significant off-balance-sheet risk or credit concentration.  The Company maintains cash with major financial institutions.  From time to time, the Company has funds on deposit with commercial banks that exceed federally insured limits.  Management does not consider this to be a significant risk.  Trade receivables are derived from sales to major customers located primarily in Brazil.  The Company’s subsidiary performs ongoing credit evaluations of its customers and obtains letters of credit and bank guarantees for certain receivables. An allowance for doubtful accounts is determined with respect to those amounts that were determined to be doubtful of collection and a general allowance is provided to cover additional potential exposures.

Recent Accounting Pronouncements

January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation: Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification, ("ASU 2010-02").  ASU 2010-02 amends the Codification to clarify that the scope of the decrease in ownership provisions of ASC 810-10 and related guidance applies to: (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method or joint venture; (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity-method investee or joint venture); and (iv) a decrease in ownership in a subsidiary that is not a business or nonprofit activity when the substance of the transaction causing the decrease in ownership is not addressed in other authoritative guidance. If no other guidance exists, an entity should apply the guidance in ASC 810-10. The amendments in the update also clarify that the decrease in ownership guidance in ASC 810-10 does not apply to sales of in-substance real estate or conveyances of oil and gas mineral rights, even if these transfers involve businesses. We adopted ASU 2010-02 effective December 31, 2009 and it did not have a material effect on our current financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity: Accounting for Distributions to Shareholders with Components of Stock and Cash, ("ASU 2010-01").  ASU 2010-01 amends the Codification to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 codifies the consensus reached by the Emerging Issues Task Force in Issue No. 09-E, Accounting for Stock Dividends, including Distributions to Shareholders with Components of Stock and Cash. We adopted ASU 2010-01 effective December 31, 2009 and it did not have a material effect on our current financial statements, however, it may have an effect on future financial statements depending on our future activities.

LATTENO FOOD CORP. AND
SUBSIDIARY (FORMERLY B&D FOOD CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Expressed in United States Dollars)

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17") amending the FASB Accounting Standards Codification ("Codification"). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity. The amendments in ASU 2009-17 also require additional disclosures about an enterprise’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. We adopted ASU 2009-17 effective December 31, 2009 and it did not have a material effect on our current financial statements, however, it may have an effect on future financial statements depending on our future activities.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB ASC for Statement 166.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This ASU amends the FASB ASC for EITF 09-1.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after 15 June 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after 15 December 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.  The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

LATTENO FOOD CORP. AND
SUBSIDIARY (FORMERLY B&D FOOD CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Expressed in United States Dollars)

5.    EQUIPMENT

The components of equipment were as follows:

	2009	2008
Computers, machinery & equipment	$5,357	$6,583
Furniture & fixtures	1,416	-
	6,773	6,583
Accumulated depreciation	(231)	(4,566)
Net book value	$6,542	$2,017

6.     ACCOUNTS PAYABLE

	2009	2008
Trade payable	$1,190,266	$379,867
Rent payable	125,000	-
	$1,315,266	$379,867

7.     ACCRUED LIABILITIES AND OTHER PAYABLES

	2009	2008
Employees and related institutions	$65,403	$1,483,694
Amounts payable to stockholders of the Company, unsecured, non interest bearing and payable on demand	1,169,558	93,284
Other accrued liabilities	10,000	469,316
	$1,244,961	$2,046,294

Included in employees and related institutions is $Nil (December 31, 2008 - $1,253,241) in accrued management fees which are payable to a corporate shareholder.  Management fees paid to officers of the Company for the year were $300,000.

LATTENO FOOD CORP. AND
SUBSIDIARY (FORMERLY B&D FOOD CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Expressed in United States Dollars)

8.    CONVERTIBLE DEBENTURES AND PROMISSORY NOTES

Composed of:

	2009	2008 (Restated)
Convertible debentures	$2,614,256	$2,215,671
Promissory notes	1,340,974	1,539,413
	$3,955,230	$3,755,084

The convertible debentures and promissory notes are unsecured and mature and become due as follows:

	2009	2008 (Restated)
Amount due in 2009	-	2,404,586
Amount due in 2010	2,712,572	106,361
Amount due in 2011	330,611	310,611
Amount due in 2013	912,047	933,526
	$3,955,230	$3,755,084

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

LATTENO FOOD CORP. AND
SUBSIDIARY (FORMERLY B&D FOOD CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Expressed in United States Dollars)

8.    CONVERTIBLE DEBENTURES AND PROMISSORY NOTES (Continued)

On August 1, 2007, pursuant to a conversion notice received from Livorno, by which Livorno elected to convert notes in the amount of $800,000 into shares of the Company’s common stock at a conversion price of $0.04 per share, the Company issued 20,000,000 shares of common stock to Livorno.

On February 24, 2006, the Company issued a convertible promissory note in the principal amount of $100,000 to a third party.  On March 8, 2006 and April 19, 2006 the Company issued another two convertible promissory notes, to another third party, in the aggregate principal amount of $100,000.  The notes bears annual interest of 9.5% and mature after two years.  At any time after the first six months, the holder has the right to convert the principal and interest due on the note into fully paid and non-assessable shares of the Company’s common stock, par value $.001 per share.  The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount of the plus accrued interest (if any) by 0.65.

On June 7, 2006, the Company issued another convertible promissory note, to another third party, in the principal amount of $250,000. The note bears annual interest of 8% and matures after two years.  At any time after the first six months, the holder has the right to convert the principal and interest due on the June Note into fully paid and non-assessable shares of the Company’s common stock.  The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount of the note plus accrued interest (if any), by ninety percent (90%) of the average closing price per share for the common stock as recorded on the OTC Bulletin Board for the ten trading days prior to conversion. The embedded derivative was separated and was included in accounts payable.  The fair value of the embedded derivative as of December 31, 2007 total to $5,833.  After separating the embedded derivative, the effective interest of the note is 15%.  Interest accumulated in the year 2007 net of amortization of the referred embedded derivative due to this note amounted to $50,113.

During 2007, the Company issued convertible promissory notes to various third parties in the principal amount of $1,017,500. The notes bear annual interest ranging from 8% to 11% and mature after either one or two years.  At any time after the first six months, the holder has the right to convert the principal and interest due into fully paid and non-assessable shares of the Company’s common stock, par value $.001 per share.  The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount plus accrued interest (if any) by rates ranging from 0.04 to 0.35.

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

LATTENO FOOD CORP. AND
SUBSIDIARY (FORMERLY B&D FOOD CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Expressed in United States Dollars)

8.    CONVERTIBLE DEBENTURES AND PROMISSORY NOTES (Continued)

During February 2008, the Company issued an unsecured promissory note to an unrelated individual in the principal amount of $25,000. The note is unsecured, bears annual interest at 11.5% and matures December 31 2008.

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

During May 2008, the Company renewed an unsecured promissory note, that matured, to an unrelated individual in the principal amount of $130,200. The note is unsecured, bearing interest at an annual rate of 9% and maturing on April 30, 2009.

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

LATTENO FOOD CORP. AND
SUBSIDIARY (FORMERLY B&D FOOD CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Expressed in United States Dollars)

9.    COMMITMENTS AND CONTINGENCIES

On September 26, 2008, the Company entered into a lease agreement with SBKF Investments, Ltd for a term of 18 years, whereby SBKF Investments Ltd. would leaseback all of the land building and factory that was sold to them, as part of the 100% interest in BDFC Brazil Alimentos LTDA as described in Note 1.  The Company's remaining lease obligations, with future minimum annual payments (exclusive of taxes, insurance and maintenance costs) are  as follows:

2010	802,909
2011	802,909
2012	802,909
2013	802,909
2014 and thereafter	10,437,817
$13,649,453

10.  CAPITAL STOCK

The following transactions occurred from January 1, 2006 to December 31, 2009:

On July 11, 2006, pursuant to a conversion notice received from Livorno Investment S.A (“Livorno”), by which Livrono elected to convert all of the annual accumulated interest on its convertible note (which amounted to $800,000) into shares of the Company’s common stock at a conversion price of $4.00 per share, the Company issued 200,000 shares of common stock to Livorno. Interest accumulated in the year 2006 due on this note amounted to $789,040.

On August 20, 2006, the Board of Directors authorized the issuance of 50,000 shares of the Company’s common stock to two of the Company’s shareholders in consideration for their personal guarantees to two banks in Brazil in connection with loans received from those banks by BDFC. The shares were issued on January 18, 2007. Based on the closing price of the Company’s common stock as recorded on the OTC Bulletin Board at the Balance Sheet Date, the Company recorded an allowance for this liability in an amount of $85,000.

On January 4, 2007, the Board of Directors authorized the issuance of 207,500 shares of the Company’s common stock to two of the Company’s officers in consideration for their services. The shares were issued on January 18, 2007.  The services were valued at the market rate of the Comapny's common stock on the date of issuance, totaling $352,750

On June 13, 2007 and December 6, 2007 the company issued 750,000 and 225,000 shares respectively of its common stock at a price of $0.40 per share.  In connection with the issuance the Company granted warrants, exercisable at $2.00 per share, to the lender providing to the lender the right to buy 975,000 shares of common stock of the Company.

On August 1, 2007, pursuant to a conversion notice received from Livorno, by which Livrono elected to convert notes in the amount of $800,000 into shares of the Company’s common stock at a conversion price of $0.80 per share, the Company issued 1,000,000 shares of common stock to Livorno.

On August 31, 2007 the Company issued 54,350 shares of its common stock for services rendered by a consultant valued at $50,000.

LATTENO FOOD CORP. AND
SUBSIDIARY (FORMERLY B&D FOOD CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Expressed in United States Dollars)

10.  CAPITAL STOCK (Continued)

On April 28, 2008 the Company issued 50,000 shares of its common stock as compensation for financial services rendered relating to negotiating raising funds with potential investors.

In May 2008, the Company entered into a subscription agreement with an investor to issue a total of 250,000 shares of common stock for the payment of an aggregate amount of $145,000.

On September 28, 2008 the Company received a conversion notice, by which the Purchasers elected to convert all of the principal and accumulated interest on their convertible notes (which amounted to $14,943,824) into shares of the Company’s preferred stock at a conversion price of $0.80 per share.  On conversion, the Company issued 3,753,956 shares of preferred stock to the Purchasers. The terms of the preferred shares subscription agreement state that the preferred shares are convertible to common shares at a rate of 1 to 5.

On July 17, 2009 the Company issued 925,000 and 250,000 shares of its common stock at a price of $0.20 per share. The 250,000 shares related to the May 2008 subscription agreement and have accordingly been reclassified from stock to be issued.

On October 2, 2009 the Company entered into a subscription agreement for 550,000 shares of its common stock at a price of $0.20 per share .

On October 5, 2009, holders of 173,486,955 shares of our issued and outstanding common stock,  of the 400,000,000 issued and outstanding shares of common stock on that date, authorized, by written consent, an amendment to our certificate of incorporation to effect a twenty-for-one reverse stock split of our common stock.  On September 14, 2009, the Company filed the amendment to the certificate of incorporation with the Secretary of State of the State of Delaware, effecting the reverse stock split on October 5, 2009.  All shares and per share amount for all periods presented have been adjusted to reflect the stock split.

On December 14, 2009 the Company issued 150,000 shares of its common stock to one of the  Company’s officers in consideration for his services.  The services were valued according to the contract amount of $30,000.

On December 14, 2009 the Company issued 569,354 shares of its common stock for services by a consultant valued at the market rate on the date of issuance at $28,805 and part for future services to be rendered by the consultant valued at $247,727.

On December 14, 2009 the Company issued 282,500 shares of its common stock as payment for accrued salaries in the amount of $117,000.  The number of shares issued was determined by the market rate of the stock on the date of issuance.

On December 14, 2009 the Company issued 676,210 shares of its common stock to a convertible debt holder as payment towards $135,242 in accrued interest due on the convertible note.

On December 14, 2009 a holder of warrants granted in January 2008 exercised the 1,500,000 warrants at $0.20 and 1,500,000 shares were issued.  The Company immediately repurchased 500,000 of the  shares issued at the market price of $0.60 per share.

On December 14, 2009 the 3,735,956 preferred shares were converted into 16,869,781 shares of the Company's common stock.

LATTENO FOOD CORP. AND
SUBSIDIARY (FORMERLY B&D FOOD CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Expressed in United States Dollars)

11.  INCOME TAXES

The Company accounts for income taxes in accordance with ASC No. 740.  ASC No. 740 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates.  The effects of future changes in tax laws or rates are not anticipated.

Under ASC No. 740 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The components of deferred income taxes, have been determined at the Brazilian statutory rate of 24% (2008 - 24%) and the combined U.S. federal and state statutory rate of 35% (2008 - 35%) and are as follows:

	2009	2008
Deferred income tax assets (liabilities):
Net operating loss carryforwards	$4,921,000	$2,805,203
Capital loss carryforwards	3,496,000	3,496,000
Valuation allowance	(8,417,000)	(6,301,203)
Deferred income taxes	$-	$-

The Company has net operating tax losses and capital losses available to be applied against future years income totaling approximately $14,151,000 and $23,304,000 respectively.

Due to the losses incurred since inception and expected future operating results, management has determined that the Company does not meet the 'more likely than not' criteria that the deferred tax assets resulting from the tax losses available for carryforward and the differences in tax bases of assets will be realized through the reduction of future income tax payments, accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

LATTENO FOOD CORP. AND
SUBSIDIARY (FORMERLY B&D FOOD CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Expressed in United States Dollars)

12.  WARRANTS

A summary of stock warrant activity is as follows:

	Shares Subject to Warrants	Weighted Average Exercise Price
Outstanding on 31 December 2007	975,000	$2.00
Granted	1,500,000	0.20
Exercised / forfeited / expired	-	-
Outstanding on 31 December 2008	2,475,000	1.00
Granted	7,708,333	0.02
Exercised / forfeited / expired	(1,500,000)	0.20
Outstanding and exercisable on 31 December 2009	8,683,333	$0.25

The following transactions occurred from 1 January 2006 through 31 December 2009:

On June 13, 2007 and December 6, 2007 the company issued 750,000 and 225,000 shares respectively of its common stock at a price of $0.40 per share.  In connection with the issuance the Company granted warrants, exercisable at $2.00 per share, to the lender providing to the lender the right to buy 975,000 shares of common stock of the Company.  The warrants expire after three years.

The warrants were valued using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 3.03% - 5.08%, expected dividend yield of zero, expected life of two years and expected volatility of 62.67%.

On January 2008 the Company granted 1,500,000 warrants, exercisable at $0.20 per share. These warrants were attached to convertible debentures issued, as per Note 8.

On July 17, 2009 the Company issued 925,000 shares of its common stock at aprice of $0.20. In connection with this issuance the Company granted 4,625,000 warrants, exercisable at $0.02 and 3,083,333 exercisable at $0.03 per share for a total of 7,708,333 warrants.

On December 14, 2009 a holder of warrants granted in January 2008 exercised the 1,500,000 warrants at $0.20 and 1,500,000 shares were issued.  The Company immediately repurchased 500,000 of the  shares issued at the market price of $0.60 per share.

LATTENO FOOD CORP. AND
SUBSIDIARY (FORMERLY B&D FOOD CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Expressed in United States Dollars)

13.  SUBSEQUENT EVENTS

On February 10, 2010 Latteno completed the payment and capital contributions required of the acquisition of Global Milk.

Latteno first acquired land located in Brazil from AES Comercial Ltda through the issuance of a convertible debenture totalling $8,446,421 (15,000,000 Reals).  The note bears interest at 2.27% per annum and matures on February 9, 2015.  This land was transferred to Global Milk, as part of the required capital contribution.

Latteno issued an additional convertible debenture to Global Milk for $2,815,474 (5,000,000 Reals).  The note bears interest at 2.27% per annum and matures on February 9, 2015.

Latteno’s partner, the 40% non-controlling interest of Global Milk was notified by Latteno that they were in violation of the shareholders agreement, due to breach of the non-compete clause.  The remaining 5,000,000 Reals ($2,815,474) payable to Castrol for the GM shares acquired, was therefore no longer payable.

The above transactions completed the 25,000,000 Reals requirements of Latteno’s acquisition of Global Milk.

On March 11, 2010, as a result of the non-compete and other violations by Castrol, a special meeting of the shareholders of Global Milk was held and majority shareholders voted to exclude the partner, Castrol, thereby making Latteno the sole shareholder of Global Milk.

On March 23, 2010, the Company issued a convertible debenture for $32,000, convertible into common shares at a price of $0.30 per share.  The debenture bears interest at %10 and is repayable in full in March 2015.

13.  NOTE RECEIVABLE

On July 1, 2008, the Company completed execution of a stock purchase agreement with SBKF Investments, Ltd. (the “Purchaser”) for the sale of 100% of the issued and outstanding common stock of BDFC Brasil Alimentos LTDA. a subsidiary of the Latteno.  The purchase price totaled $5,764,847 and in consideration the Company received a note bearing annual interest of 10% repayable in equal annual payments of principal and interest of $702,909. The balance payable at December 31, 2009 including accrued interest is $5,450,224.

13.  INTANGIBLES

Latteno has determined that it is the accounting acquirer and has obtained control of Global Milk.  Latteno has therefore consolidated 100% of Global Milks assets and liabilities.  Management has determined that the net assets of Global Milk on the date of acquisition consisted of trademarks and patents valued at $9,987,200.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our 2009 fiscal year. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) and has assessed its effectiveness using the components established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Management concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control financial reporting that occurred during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2010.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Item 9B.  Other Information

As of December 31, 2009, the Company is currently in default on its interest obligations under the following Notes:

EGFE	321,333
Kobi Livine	136,601
Rockwell	135,691
Judy Petel	162,624
Cinthia Roice	130,042
Hila Avisar	150,240
Avi sagi	148,645
Ofrer S.A.	128,478
Kalman Elia	526,222
David Fisher	122,090
Liebler Dan	30,674
Mordechai Yalin	12,219
Alona Hirsch	30,472
Seth Farbman	38,000
Maor Madar	12,269
Eli Madar	12,269
Schmuel Madar	24,539
Eitan Forlit	12,267
Itzhak Petel	238,645
Robert Sreter	55,633
Joseph Wolnerman	111,333
Samuel Abramson	55,922
Total:	2,596,208

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

	Position Held	Date First Elected or Appointed
Daniel Ollech	President and Chairman of the Board	April 29, 2005
Spence Walker	Chief Financial Officer	June 1, 2009
Daniel Ollech	Chief Executive Officer	January 12, 2006
Jacques Ollech	Executive Vice President and Director	July 12, 2006

Significant Employees

We do not currently have any other significant employees aside from the named executive officers (as defined under the caption “Executive Compensation” in Item 10 of this report).

Family Relationships

Daniel Ollech, our chairman, president, Chief Executive Officer, and Jacques Ollech, our Executive Vice President and a director, are brothers.

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

Item 11. Executive Compensation

For the year ended December 31, 2009 members of management were paid as follows; Daniel Ollech and Jacques Ollech were each paid salaries of $120,000 for 2009, and Spence Walker was paid a total of $60,000.00 for his services.

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

Option/ SAR Grants

There were no grants of options or grant of restricted stock to executive officers or employees in 2009.

Aggregated Option/ SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/ SAR Values

No stock options were exercised by the named executive officers in 2009.

Long-Term Incentive Plan

There were no awards made to the executive officers in 2009.

Directors’ Compensation

The directors currently receive no compensation for acting as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth, as of December 31, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature	Percentage
	of Beneficial	of
	Ownership	Class(2)
Name and Address of Beneficial Owner
5% Shareholders
Jacques Eid Hamaoui	5,046,454	17.88%
Directors and Executive Officers(1)
Daniel Ollech	5,810,591	20.59%
Jacques Ollech	5,871,741	20.80%
All Directors and Executive Officers as a Group (3 Persons)	11,832,332	41.93%

(1)	Each of our directors and executive officers may be reached at 8953 Woodbine Ave, Markham, Ont L3R 0J9

(2)
Based on 28,222,524 shares of common stock outstanding as at December 31, 2009. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Equity Compensation Plan Information

We have established global equity compensation plans.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 13.  Certain Relationships, Related Transactions and Director Independence

There were no related party transactions, other than salaries and fees paid to officers of the Company.

Item 14.  Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by the auditors for professional services rendered to our company for the fiscal years ended December 31, 2009 and 2008:

	2009	2008
Audit Fees	$23,200	$17,220
Audit Related Fees	-	-
Tax Fees	-	-
Total Fees	23,200	17,220

The Company does not have an audit committee and, as such, has not reviewed, considered or otherwise approved any such fees.

Item 15.  Exhibits, Financial Statement Schedules

EXHIBITS

Number	Title
31.1	Certification by Daniel Ollech, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Spence Walker, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Daniel Ollech, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Spence Walker, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 15th day of April, 2010.

Latteno Food Corp.

By: /s/ Daniel Ollech
Daniel Ollech
Chief Executive Officer