Form 10-K/A
period 2008-12-31
Latteno Food Corp
filed 2010-05-14
CIK 743241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Amendment No. 3 to
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

Explanatory Note:

This Annual Report on Form 10-K/A is being filed as Amendment No. 3 to our Annual Report on Form 10-K which was originally filed with the Securities and Exchange Commission (“SEC”) on April 30, 2009 and amended on November 19, 2009.  We are filing this form 10-K/A to address a comment provided to us by the SEC relating to the disclosure in Item 9A relating to our report on internal controls.  We have expanded and clarified this disclosure in this amendment..

For the convenience of the reader, this Form 10-K/A sets forth the entire Form 10-K, which was prepared and relates to the Company as of December 31, 2008.  However, this Form 10-K/A only amends and restates the items described above and no attempt has been made to modify or update other disclosures presented in our December 31, 2008 Form 10-K.  Accordingly, except for the foregoing amended information, this Form 10-K/A continues to speak as of April 30, 2009 (the original filing date of the December 31, 2008 Form 10-K), and does not reflect events occurring after the filing of our December 31, 2008 Form 10-K and does not modify or update those disclosures affected by subsequent events.  Forward looking statements made in the December 31, 2008 Form 10-K have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context.  Unless otherwise stated, the information in this Form 10-K/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

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

The Company does not own, hold or trade in any market risk sensitive instruments or any other instruments of any kind.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and corresponding notes thereto called for by this item appear at the end of this document commencing on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director (the “Certifying Officers”) we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Certifying Officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. We identified material weaknesses discussed below in the Report of Management on Internal Control over Financial Reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors;

and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the Company's annual or interim financial statements will not be prevented or detected.

In the course of management's assessment, we have identified the following material weaknesses in internal control over financial reporting:

-
Segregation of Duties – As a result of limited resources, we did not maintain proper segregation of incompatible duties. Namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

-
Application of GAAP – We did not maintain effective internal controls relating to the application of generally accepted accounting principles in accounting for transactions in a foreign currency and for accounting and presentation of notes receivable and convertible debentures.

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. The Board of Directors has engaged a Certified Public Accountant as CFO who among other functions, will manage the financial reporting process in an effort to mitigate some of the identified weaknesses. The Company is still in a transitional stage of operations and intends on hiring the necessary staff to address the weaknesses once full operations have commenced.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Certifying Officers have also indicated that, except as set forth above, there were no significant changes in our internal controls or other factors that could significantly affect such controls that occurred during the last fiscal quarter of 2008, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

* Filed as an exhibit to the Form 10-K filed with the SEC on April 15, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 12th day of May 2010.

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