Form 10-K/A
period 2009-12-31
Latteno Food Corp
filed 2010-05-14
CIK 743241

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

Explanatory Note:

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K which was originally filed with the Securities and Exchange Commission (“SEC”) on April 15, 2010.  We are filing this form 10-K/A to restate our financial statements for the fiscal year ended December 31, 2009 to correct certain typographical errors and to expand on disclosure in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

For the convenience of the reader, this Form 10-K/A sets forth the entire Form 10-K, which was prepared and relates to the Company as of December 31, 2009.  However, this Form 10-K/A only corrects the items described above and no attempt has been made to modify or update other disclosures presented in our December 31, 2009 Form 10-K.  Accordingly, except for the foregoing amended information, this Form 10-K/A continues to speak as of April 15, 2010 (the original filing date of the December 31, 2009 Form 10-K), and does not reflect events occurring after the filing of our December 31, 2009 Form 10-K and does not modify or update those disclosures affected by subsequent events.  Forward looking statements made in the December 31, 2009 Form 10-K have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context.  Unless otherwise stated, the information in this Form 10-K/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

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
__________
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

/s/ Fazzari + Partners LLP, Chartered Accountants
Licensed Public Accountants
Vaughan, Ontario, Canada
April 14, 2010

LATTENO FOOD CORP. AND
SUBSIDIARY (FORMERLY B&D FOOD CORP.)

CONSOLIDATED BALANCE SHEETS

AS AT  DECEMBER 31

(Expressed in United States Dollars)

	Note	2009	2008 (Restated)
ASSETS
Current Assets
Cash and cash equivalents		$64,409	$-
Accounts receivable, net of allowance for doubtful accounts of $Nil (2008 - $Nil)		612,606	-
Note receivable-current portion		148,491	126,424
Advances to related parties		-	442,800
Prepaid and sundry assets		-	12,885
Total Current Assets		825,506	582,109
Long-Term Assets
Note receivable	14	5,450,224	5,606,817
Equipment, net of accumulated depreciation	5	6,542	2,017
Total Long-Term Assets		5,456,766	5,608,834
Other Assets
Intangible assets	15	9,987,200	-
Total Other Assets		9,987,200	-
Total Assets		$16,269,472	$6,190,943

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND
SUBSIDIARY (FORMERLY B&D FOOD CORP.)

CONSOLIDATED BALANCE SHEETS (Continued)

AS AT  DECEMBER 31

(Expressed in United States Dollars)

	Note	2009	2008 (Restated)
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Bank indebtedness		$-	$669
Accounts payable	6	1,315,266	379,867
Due on acquisition of intangibles	1	12,108,600	-
Accrued liabilities and other payables	7	1,244,961	2,046,294
Convertible debentures and promissory notes - current portion	8	3,043,183	2,404,586
Total Current Liabilities		17,712,010	4,831,416
Long-Term Liabilities
Convertible debentures and promissory notes	8	912,047	1,350,498
Total Liabilities		18,624,057	6,181,914
Minority Interest in Consolidated Subsidiary		121,381	-
Commitments and Contingencies	9
Going Concern	2
Stockholders' (Deficit) Equity	10
Preferred shares of $0.001 par value; Authorized: 10,000,000 shares; Issued and outstanding: Nil (2008 – 3,735,956)		-	373,596
Additional paid-in capital - preferred shares		-	14,570,228
Common shares of $0.001 par value; Authorized: 400,000,000 shares; Issued and outstanding: 28,222,524 (2008 – 7,499,676)		28,223	7,500
Additional paid-in capital - common shares		18,666,130	2,854,256
Stock to be issued		110,000	145,000
Deferred stock based compensation		(247,727)	-
Accumulated other comprehensive loss		(908,225)	-
Accumulated deficit		(20,124,367)	(17,941,551)
Total Stockholders' (Deficit) Equity		(2,475,966)	9,029
Total Liabilities and Stockholders' (Deficit) Equity		$16,269,472	$6,190,943

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

LATTENO FOOD CORP. AND
SUBSIDIARY (FORMERLY B&D FOOD CORP.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Expressed in United States Dollars)

	Preferred Stock			Common Stock					Accumulated		Total
	Number	Amount	Additional Paid-In Capital	Number	Amount	Additional Paid-In Capital	Shares to be Issued	Deferred stock based Icompensation	Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance January 1, 2008	-	$-	$-	7,449,676	7,450	$2,824,306	$-	$-	$(379,635)	$(21,782,457)	$(19,330,336)
Issuance of shares for services	-	-	-	50,000	50	29,950	-	-	-	-	30,000
Warrants granted for services	-	-	-	-	-	-	-	-	-	-	-
Common stock to be issued for cash	-	-	-	-	-	-	145,000	-	-	-	145,000
Foreign currency translation	-	-	-	-	-	-	-	-	379,635	-	379,635
Preferred stock issued on conversion of notes	3,735,956	373,596	14,570,228	-	-	-	-	-	-	-	14,943,824
Net earnings for the period	-	-	-	-	-	-	-	-	-	3,840,906	3,840,906
Balance, December 31, 2008	3,735,956	$373,596	$14,570,228	7,499,676	$7,500	$2,854,256	$145,000	$-	$-	$(17,941,551)	$9,029
Issuance of shares for services	-	-	-	1,001,854	1,002	422,529	-	(247,727)	-	-	175,804
Common stock issued for accrued interest	-	-	-	676,210	676	134,566	-	-	-	-	135,242
Warrants exercised	-	-	-	1,500,000	1,500	298,500	-	-	-	-	300,000
Common stock issued for cash	-	-	-	925,000	925	184,075	-	-	-	-	185,000
Common stock repurchased	-	-	-	(500,000)	(500)	(299,500)	-	-	-	-	(300,000)
Common stock to be issued	-	-	-	250,000	250	144,750	(35,000)	-	-	-	110,000
Preferred stock converted to common shares	(3,753,956)	(373,596)	(14,570,228)	16,869,781	16,870	14,926,954	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	-	(908,225)	-	(908,225)
Net earnings for the period	-	-	-	-	-	-	-	-	-	(2,182,816)	(2,182,816)
Balance, December 31, 2009	-	$-	$-	28,222,524	28,223	$18,666,130	$110,000	$(247,727)	$(908,225)	$(20,124,367)	$(2,475,966)

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND
SUBSIDIARY (FORMERLY B&D FOOD CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED  DECEMBER 31

(Expressed in United States Dollars)

	2009	2008 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(2,182,816)	$3,840,906
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	227	68,570
Convertible debt issued for services	-	3,968,268
Minority interest	121,381	-
Interest due to convertible notes	335,388	841,282
Change in allowance for severance pay	-	29,254
Stock based compensation	175,804	30,000
Loss (gain) from disposition of equipment	-	50,000
Gain on sale of subsidiary interests	-	(11,969,386)
Acquisition of subsidiary	2,121,400	-
Imputed interest on note receivable	(568,383)	-
Changes in operating assets and liabilities:
Accounts receivable	(612,606)	19,213
Prepaid and sundry assets	12,885	(145,124)
Current portion- note receivable	(22,067)	-
Note receivable	724,976	-
Accounts payable	935,399	459,624
Accrued liabilities and other payables	(801,334)	798,195
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	240,254	(2,009,198)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of equipment, net	-	50,165
Acquisition of equipment	(4,751)	-
NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	(4,751)	50,165
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) bank loans	(669)	314,597
Proceeds from long term debt	-	151,261
Proceeds from convertible debentures	-	1,345,000
Repayment of advances to related parties	442,800	-
Proceeds from the issuance of common stock	295,000	145,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	737,131	1,955,858
EFFECT OF FOREIGN CURRENCY TRANSLATION	(908,225)	-
NET INCREASE IN CASH AND CASH EQUIVALENTS	64,409	(3,175)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	-	3,175
CASH AND CASH EQUIVALENTS, END OF YEAR	$64,409	$-

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

On July 11, 2005, the Company entered into a Share Purchase Agreement (the “Agreement”) with BDFC Brasil Alimentos LTDA., a company formed pursuant to the laws of Brazil (“BDFC”) and the stockholders of BDFC (the “BDFC stockholders”) dated as July 8, 2005. Pursuant to the Agreement, the Company acquired effectively 100% of the outstanding equity stock of BDFC from the BDFC stockholders. As consideration for the acquisition of BDFC, the Company agreed to issue 4,767,234 shares of the Company’s common stock to the BDFC stockholders. As additional consideration, the Company issued an 8% convertible promissory note, in the amount of $10,000,000 to the BDFC stockholders in consideration for the entire preferred stock of BDFC. The note is payable (principal plus accumulated interest) on July 8, 2008 and may be converted, at the option of the holder, at any time, prior to or at the time of repayment by the Company, to the Company’s common stock at the rate of $4.00 per share. At the date of the agreement, BDFC stockholders were also the controlling shareholder of the Company.

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

On July 1, 2008, the Company completed execution of a stock purchase agreement with SBKF Investments, Ltd. (the “Purchaser”) for the sale of 100% of the issued and outstanding common stock of BDFC Brasil Alimentos LTDA. a subsidiary of the Latteno.  The purchase price was $5,764,847 and in consideration the Company received a note bearing annual interest of 10% repayable in equal annual payments of principal and interest of $702,909.  The net liabilities of BDFC at the time of the sale was $6,204,539, resulting in a gain on sale of $11,969,386.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Expressed in United States Dollars)

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.  Amounts that require significant management estimates include the expected life of equipment, the provision for bad debts, assets impairment (including intangible assets) and the fair value of stock based compensation.

Revenue Recognition

The Company recognizes revenue in accordance with the U.S. Securities and Exchange Commission (the "SEC")  Accounting Standards Codification  ("ASC") No. 605, Revenue Recognition ("ASC No. 605").  ASC No. 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.

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

Equipment

Equipment is stated at cost less accumulated depreciation.  Depreciation, based on the estimated useful lives of the assets, is provided using the under noted annual rates and methods:

Computers, machinery and equipment	3-16 years straight line
Furniture and fixtures	7 years straight line

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

Foreign Currency Translation

The functional currency of Global Milk is the Brazilian Real.  Transactions and balances of Global Milk have been translated into U.S. dollars in accordance with the principles set forth in the Statement of  Accounting Standards Codification (“ASC”) No. 830, Foreign Currency Matters.  All balance sheet accounts, except shareholders’ deficiency accounts, have been translated using the exchange rates in effect at the balance sheet date.  Shareholders’ deficiency accounts were translated at the historical exchange rates. Revenues and costs have been translated at the average exchange rates prevailing during the year.  The resulting aggregate translation adjustments are reported as a component of accumulated other comprehensive loss in shareholders’ deficit.

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

The convertible debentures and promissory notes are unsecured and become due as follows:

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

On July 11, 2005, in connection with the business combination described in note 1, the Company issued an unsecured 8% convertible promissory note, in the amount of $10,000,000 to the BDFC stockholders in consideration for the entire preferred stock of BDFC.  The note is payable (principal plus accumulated interest) on July 8, 2008 and may be converted, at the option of the holder, at any time, prior to or at the time of repayment by the Company, to the Company’s common stock at the rate of $4.00 per share. At the date of the agreement, BDFC stockholders were also the controlling stockholders of the Company.  On July 11, 2006, pursuant to a conversion notice received from Livorno Investment S.A (“Livorno”), by which Livorno elected to convert all of the annual accumulated interest on its convertible note (which amounted to $800,000) into shares of the Company’s common stock at a conversion price of $4.00 per share, the Company issued 200,000 shares of common stock to Livorno.  Livorno is a corporate shareholder of the Company.  Interest accumulated in the year 2007 due on this note amounted to $357,260.  On May 7, 2007 the Company agreed to amend the terms of the note with Livorno to change the conversion rate from $4.00o $0.80 per share.

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

On February 24, 2006, the Company issued a convertible promissory note in the principal amount of $100,000 to a third party.  On March 8, 2006 and April 19, 2006 the Company issued another two convertible promissory notes, to another third party, in the aggregate principal amount of $100,000.  The notes bears annual interest of 9.5% and mature after two years.  At any time after the first six months, the holder has the right to convert the principal and interest due on the note into fully paid and non-assessable shares of the Company’s common stock, par value $.001 per share.  The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount of the plus accrued interest (if any) by 13.00.

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

During 2007, the Company issued convertible promissory notes to various third parties in the principal amount of $1,017,500. The notes bear annual interest ranging from 8% to 11% and mature after either one or two years.  At any time after the first six months, the holder has the right to convert the principal and interest due into fully paid and non-assessable shares of the Company’s common stock, par value $.001 per share.  The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount plus accrued interest (if any) by rates ranging from 0.80 to 7.00.

During 2007, the Company issued unsecured promissory notes to various third parties in the principal amount of $340,000. The notes bear annual interest ranging from 6% to 10.5% and mature after one year.

During January 2008, the Company issued unsecured convertible promissory notes to an unrelated individual in the principal amount of $190,000. The notes bear annual interest at 13% and mature after one year.  At any time after the first six months, the holder has the right to convert the principal and interest due into fully paid and non-assessable shares of the Company’s common stock, par value $.001 per share.  The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount plus accrued interest (if any) by 2.00.

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

During May 2008, the Company issued unsecured convertible promissory notes to an unrelated individual in the principal amount of $100,000. The notes bear annual interest at 10% and mature after one year. At any time after the first six months, the holder has the right to convert the principal and interest due into fully paid and non-assessable shares of the Company’s common stock, par value $.001 per share. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount plus accrued interest (if any) by 6.00.

During May 2008, the Company issued an unsecured promissory note to an unrelated individual in the principal amount of $855,000. The note is unsecured, bears annual interest at an effective rate of approximately 11% and matures after five years.

During May 2008, the Company renewed an unsecured promissory note, which matured, to an unrelated individual in the principal amount of $130,200. The note is unsecured, bearing interest at an annual rate of 9% and maturing on April 30, 2009.

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

On January 4, 2007, the Board of Directors authorized the issuance of 207,500 shares of the Company’s common stock to two of the Company’s officers in consideration for their services. The shares were issued on January 18, 2007.  The services were valued at the market rate of the Comapny's common stock on the date of issuance,  $352,750

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

On October 2, 2009 the Company entered into a subscription agreement for 550,000 shares of its common stock at a price of $0.20 per share.

On October 5, 2009, holders of 173,486,955 shares of our issued and outstanding common stock, of the 400,000,000 issued and outstanding shares of common stock on that date authorized, by written consent, an amendment to our certificate of incorporation to effect a twenty-for-one reverse stock split of our common stock.  On September 14, 2009, the Company filed the amendment to the certificate of incorporation with the Secretary of State of the State of Delaware, effecting the reverse stock split on October 5, 2009.  All shares, options and warrants to purchase shares, convertible debts, and per share amount for all periods presented have been adjusted to reflect the stock split.

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

The Company has net operating tax losses and capital losses available to be applied against future years’ income  approximately $14,151,000 and $23,304,000 respectively.

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

LATTENO FOOD CORP. AND
SUBSIDIARY (FORMERLY B&D FOOD CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Expressed in United States Dollars)

12.  WARRANTS

A summary of stock warrant activity is as follows:

	Shares Subject to Warrants	Weighted Average Exercise Price
Outstanding on 31 December 2007	975,000	$2.00
Granted	1,500,000	0.20
Exercised / forfeited / expired	-	-
Outstanding on 31 December 2008	2,475,000	1.00
Granted	385,417	0.02
Exercised / forfeited / expired	(1,500,000)	0.20
Outstanding and exercisable on 31 December 2009	1,360,417	$1.44

The following transactions occurred from 1 January 2008 through 31 December 2009:

On January 2008 the Company granted 1,500,000 warrants, exercisable at $0.20 per share. These warrants were attached to convertible debentures issued, as per Note 8.

On July 17, 2009 the Company issued 925,000 shares of its common stock at a price of $0.20. In connection with this issuance the Company granted 231,250 warrants, exercisable at $0.02 and 154,167exercisable at $0.03 per share for a total of 385,417 warrants.

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

Latteno’s partner, the 40% non-controlling interest of Global Milk was notified by Latteno that they were in violation of the shareholders agreement, due to breach of the non-compete clause.  The remaining 5,000,000 Reals ($2,815,474) payable to Castrol for the GM shares acquired was therefore no longer payable.

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

14.  NOTE RECEIVABLE

On July 1, 2008, the Company completed execution of a stock purchase agreement with SBKF Investments, Ltd. (the “Purchaser”) for the sale of 100% of the issued and outstanding common stock of BDFC Brasil Alimentos LTDA. a subsidiary of the Latteno.  The purchase price  $5,764,847 and in consideration the Company received a note bearing annual interest of 10% repayable in equal annual payments of principal and interest of $702,909. The balance payable at December 31, 2009 including accrued interest is $5,450,224.

15.  INTANGIBLES

Latteno has determined that it is the accounting acquirer and has obtained control of Global Milk.  Latteno has therefore consolidated 100% of Global Milks assets and liabilities.  Management has determined that the net assets of Global Milk on the date of acquisition consisted of trademarks and patents valued at $9,987,200.

16. RESTATEMENT OF FINANCIAL STATEMENTS

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

The effect of these adjustments on the financial statements is as follows:

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

Statement of Operations for the Year Ended December 31, 2008
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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control financial reporting that occurred during the fourth quarter of fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2010.

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
____________
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

Item 14.  Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by the auditors for professional services rendered to our company for the fiscal years ended December 31, 2009 and 2008:

	2009	2008
Audit Fees	$23,200	$17,220
Audit Related Fees	-	-
Tax Fees	-	-
Total Fees	23,200	17,220

The Company does not have an audit committee and, as such, has not reviewed, considered or otherwise approved any such fees.

Item 15.  Exhibits, Financial Statement Schedules

EXHIBITS

Number	Title
10.1	Amendment to the Agreement of Purchase and Sale of Social Quotas (extension of payment terms to February 10, 2010)
31.1	Certification by Daniel Ollech, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Spence Walker, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Daniel Ollech, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Spence Walker, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 13th day of May, 2010.

Latteno Food Corp.

By: /s/ Daniel Ollech
Daniel Ollech
Chief Executive Officer