Form 10-Q
period 2010-03-31
Latteno Food Corp
filed 2010-05-17
CIK 743241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to ____________________
Commission File Number: 000-21247

LATTENO FOOD CORP.
(FORMERLY B&D FOOD CORP.)

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	13-2622429
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
8953 Woodbine Avenue
Markham, Ontario, Canada L3R 0J9
(Address of Principal Executive Offices)

(905) 474-5593 Ext. 111
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

As of March 31, 2010, there were 28,222,521shares of Common Stock, par value $0.001 per share issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTENO FOOD CORP. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

LATTENO FOOD CORP. AND SUBSIDIARY

MARCH 31, 2010

CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as at March 31, 2010 and December 31, 2009	3 - 4

Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2010	5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010	6

Notes to the Consolidated Financial Statements	7 - 12

LATTENO FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS AT

(Expressed in United States Dollars)

	MARCH 31, 2010 (unaudited)	December 31, 2009 (audited)

ASSETS
Current Assets
Cash and cash equivalents	$9,926	$64,409
Accounts receivable, net of allowance for doubtful accounts of $Nil (2009 - $Nil)	552,824	612,606
Note receivable-current portion (Note 4)	148,491	148,491
Total Current Assets	711,241	825,506
Long-Term Assets
Note receivable (Note 4)	5,414,464	5,450,224
Property and Equipment, net of accumulated depreciation (Note 5)	8,383,672	6,542
Total Long-Term Assets	13,798,136	5,456,766
Other Assets
Intangible assets (Note 6)	8,352,800	9,987,200
Total Other Assets	8,352,800	9,987,200
Total Assets	$22,862,177	$16,269,472

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

AS AT

(Expressed in United States Dollars)

	March 31, 2010 (unaudited)	December 31, 2009 (audited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable (Note 7)	$1,306,594	$1,315,266
Due on acquisition of intangibles	3,594,567	12,108,600
Accrued liabilities and other payables (Note 8)	2,215,862	1,244,961
Convertible debentures and promissory notes - current portion (Note 9)	3,098,419	3,043,182
Total Current Liabilities	10,215,442	17,712,009
Long-Term Liabilities
Convertible debentures and promissory notes (Note 9)	9,418,439	912,048
Total Liabilities	19,633,881	18,624,057

Commitments, Note 10

Going Concern, Note 2

Stockholders' Deficit
Common shares of $0.001 par value; Authorized: 400,000,000 shares; Issued and outstanding: 28,222,521	28,222	28,222
Additional paid-in capital	23,433,380	18,666,131
Stock to be issued	110,000	110,000
Deferred stock based compensation	(230,444)	(247,727)
Accumulated other comprehensive income (loss)	(49,922)	(908,225)
Noncontrolling Interest in Subsidiary	-	121,381
Accumulated deficit	(20,062,940)	(20,124,367)
Total Stockholders' Deficit	3,228,296	(2,354,585)
Total Liabilities and Stockholders' Deficit	$22,862,177	$16,269,472

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in United States Dollars)

	2010 (unaudited)	2009 (unaudited)

REVENUES	$3,040	$-
COST OF GOODS SOLD	24,648	-
GROSS LOSS	(21,608)	-

EXPENSES
General and administrative	128,862	28,828
Management and directors fees	67,500	60,000
Rent and occupancy costs	200,727	200,727
Depreciation	164	-
TOTAL OPERATING EXPENSES	397,253	289,555

LOSS FROM OPERATIONS	(418,861)	(289,555)
Interest expense, net	(116,514)	(69,633)
Foreign exchange	403,101	(1,181,746)
Other income, net	139,968	-
NET INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	7,694	(219,922)
Provision for income taxes	-	-
NET INCOME (LOSS) FROM OPERATIONS BEFORE NON-CONTROLLING INTEREST	7,694	(219,922)
Non-controlling interest in income of subsidiary	(53,733)	-
NET INCOME (LOSS)	$61,427	$(219,922)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	858,303	-
COMPREHENSIVE INCOME (LOSS)	$917,730	$(219,922)
GAIN (LOSS) PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC	$0.00	(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	28,222,521	7,449,348
GAIN (LOSS) PER WEIGHTED NUMBER OF SHARES OUTSTANDING - DILUTED	$0.00	$(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	38,275,451	7,449,348

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in United States Dollars)

	2010 (unaudited)	2009 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$61,427	$(2,182,816)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	164	227
Minority interest	(53,733)	121,381
Interest due to convertible notes	108,141	335,388
Stock based compensation	17,283	175,804
Acquisition of subsidiary	-	2,121,400
Imputed interest on note receivable	(139,967)	(568,383)
Changes in operating assets and liabilities:
Accounts receivable	59,782	(612,606)
Prepaid and sundry assets	-	12,885
Current portion- note receivable	-	(22,067)
Note receivable	175,727	724,976
Accounts payable	(8,666)	935,399
Due on acquisition of intangibles	(437,013)	-
Accrued liabilities and other payables	97,399	(801,334)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(119,456)	240,254
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	(4,751)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) bank loans	-	(669)
Repayment of advances to related parties	-	442,800
Proceeds from the issuance of common stock	-	295,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	737,131
EFFECT OF FOREIGN CURRENCY TRANSLATION	64,973	(908,225)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(54,483)	64,409
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,409	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,926	$64,409

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS AND BUSINESS COMBINATIONS

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

On July 1, 2008, the Company completed execution of a stock purchase agreement with SBKF Investments, Ltd. (the “Purchaser”) for the sale of 100% of the issued and outstanding common stock of BDFC Brasil Alimentos LTDA. a subsidiary of the Latteno.  The purchase price was $5,764,847 and in consideration the Company received a note bearing annual interest of 10% repayable in equal annual payments of principal and interest of $702,909.  The net liabilities of BDFC at the time of the sale were $6,204,539, resulting in a gain on sale of $11,969,386.

LATTENO FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS AND BUSINESS COMBINATIONS (Continued)

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

Pursuant to the agreement, Latteno acquired 300 common shares of Global Milk from Castrol, LLC ("Castrol"), a Delaware corporation, representing 60% of the outstanding shares of Global Milk, for consideration of 13,000,000 Brazilian Reals ($6,312,800).  Latteno and Castrol are then required to contribute 20,000,000 Brazilian Reals to the company based on their ownership.  Latteno must make the capital contribution of 12,000,000 Brazilian Reals ($5,880,000) and complete payment for the acquired shares of 13,000,000 Brazilian Reals ($6,312,800) by December 10, 2009 or the shares issued will be cancelled.  On October 22, 2009 the deadline for completing the purchase payments was agreed by both parties to be extended to February 10, 2010.    Latteno funded the purchase and contribution requirements on February 10, 2010.

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

On February 10, 2010 Latteno completed the payment and capital contributions required of the acquisition of Global Milk.  Latteno first acquired land located in Brazil from AES Comercial Ltda through the issuance of a convertible debenture totaling $8,446,421 (15,000,000 Reals).  The note bears interest at 2.75% per annum and matures on February 9, 2015.  This land was then transferred to Global Milk, as part of the required capital contribution.  Latteno issued an additional convertible debenture to Global Milk for $2,711,497 (5,000,000 Reals).  The note bears interest at 2.75% per annum and matures on February 9, 2015.

Castrol Latteno’s partner, holder of the 40% non-controlling interest in Global Milk was notified by Latteno that they were in breach of the non-compete clause of the shareholders agreement.  The remaining 5,000,000 Reals  payable to for the GM shares acquired was therefore no longer payable.

The above transactions completed the 25,000,000 Reals requirements of Latteno’s acquisition of Global Milk.

LATTENO FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS AND BUSINESS COMBINATIONS (Continued)

On March 11, 2010, as a result of the non-compete and other violations by Castrol, a special meeting of the shareholders of Global Milk was held and majority shareholders voted to exclude the partner, Castrol.  As a result, Global Milk effectively became a wholly owned subsidiary of the Company.  The transaction was accounted for as a change in the ownership interests of the Company with an entity under common control, in accordance with ASC 810-10-65-1, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51.  As a result, the value of the shares transferred to consummate the exclusion of the partner was $4,767,249, which represented the historical cost basis of the balance of the net assets transferred.  The following disclosure provides details regarding the change in the non-controlling ownership interests of the Company’s subsidiaries, in accordance with ASC 810-10-55-4.

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009

Net loss Attributable to Latteno Food Corp.	$(53,733)	$-
Increase in Latteno’s Additional Paid in Capital for the exclusion of the Shareholders of the Noncontrolling Interest	4,767,249	-
Change from Net Income Attributable to Latteno and Transfers (to) from the Noncontrolling Interest	$4,713,516	$-

2.	GOING CONCERN

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has raised capital and financing to cover all of its losses from operations since inception but the Company's ability to continue as a going concern is contingent upon its ability to attain and sustain profitable operations and to generate sufficient capital and financing from external investors and lenders.  For the period ended March 31, 2010 the Company experienced a net income (loss) of $100,458 (March 31, 2009 - $(439,844)) and has a working capital deficiency of $9,465,106 (December 31, 2009 - $16,886,503).

Management has recently completed the final payments of the joint venture agreement, where Latteno acquired 60% of Global Milk, a Brazilian Company which owns certain rights to the trademarks, customer lists and distribution of food products.  Management believes that the Global Milk subsidiary will begin to create positive cash flows from operations in the third quarter of 2010.  In addition, the Company is seeking financing to fund the ongoing overhead expenses of Latteno.

In the opinion of the management, the anticipated growth of operations and the financing with potential new investors in the future will permit the Company to continue as a going concern in the coming year, until such time that the Company obtains profitable operations.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

LATTENO FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Expressed in United States Dollars)

3.	BASIS OF PRESENTATION

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2010. The Company’s financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented.  The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its effectively wholly owned subsidiary, Global Milk.  All significant inter-company accounts and transactions are eliminated on consolidation.

4.	NOTE RECEIVABLE

On July 1, 2008, the Company completed execution of a stock purchase agreement with SBKF Investments, Ltd. (the “Purchaser”) for the sale of 100% of the issued and outstanding common stock of BDFC Brasil Alimentos LTDA. a subsidiary of the Latteno.  The purchase price totaled $5,764,847 and in consideration the Company received a note bearing annual interest of 10% repayable in equal annual payments of principal and interest of $702,909. The balance payable at March 31, 2010 including accrued interest is $5,562,955.

5.	PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	March 31, 2010	December 31, 2009

Land	$8,377,500	$-
Computers, machinery and equipment	5,188	5,357
Furniture and fixtures	1,372	1,416
	8,384,060	6,773
Accumulated depreciation	(388)	(231)
Net book value	$8,383,672	$6,542

LATTENO FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Expressed in United States Dollars)

6.	INTANGIBLE ASSETS

Latteno has determined that it is the accounting acquirer and has obtained control of Global Milk.  Latteno has therefore consolidated 100% of Global Milks assets and liabilities.  The net assets of Global Milk on the date of acquisition consisted of trademarks and patents valued at $9,987,200 and liabilities of $3,674,400.

7.	ACCOUNTS PAYABLE

	March 31, 2010	December 31, 2009

Trade payable	$1,156,594	$1,190,266
Rent payable	150,000	125,000
	$1,306,594	$1,315,266

8.	ACCRUED LIABILITIES AND OTHER PAYABLES

	March 31, 2010	December 31, 2009

Employees and related institutions	$105,691	$65,403
Amounts payable to stockholders of the Company, unsecured, non interest bearing and payable on demand	1,194,738	1,169,558
Other accrued liabilities	915,433	10,000
	$2,215,862	$1,244,961

Included in other accrued liabilities are debts assumed by Global Milk as payment in part for the balance owing on acquisition of intangibles.  These debts are with current suppliers of Global Milk and are unsecured and due on demand.

9.	CONVERTIBLE DEBENTURES AND PROMISSORY NOTES

Composed of:

	March 31, 2010	December 31, 2009

Convertible debentures	$11,140,727	$2,614,256
Promissory notes	1,376,131	1,340,974
	$12,516,858	$3,955,230

The convertible debentures and promissory notes are unsecured  and become due as follows:

	March 31, 2010	December 31, 2009

Amount due in 2010	2,762,808	2,712,572
Amount due in 2011	335,611	330,611
Amount due in 2013	939,112	912,047
Amount due in 2015	8,479,327	-
	$12,516,858	$3,955,230

LATTENO FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Expressed in United States Dollars)

9.	CONVERTIBLE DEBENTURES AND PROMISSORY NOTES (Continued)

On February 10, 2010 the Company issued unsecured convertible promissory notes in the amount of $8,446,421 as payment for the acquisition of vacant land located in Brazil.  The notes bear annual interest at 2.75% and mature after five years.  At any time after the first six months, the holder has the right to convert the principal and interest due into fully paid and non-assessable shares of the Company’s common stock, par value $.001 per share.  The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing the entire principal amount plus accrued interest (if any) by the average closing price of the Company's stock, ten days prior to the conversion notice, but not less than $1.50 per share.

10.	COMMITMENTS

On September 26, 2008, the Company entered into a lease agreement with SBKF Investments, Ltd for a term of 18 years, whereby they would leaseback all of the land building and factory that was sold to them, as described in Note 1.  The Company's remaining lease obligations, with future minimum annual payments (exclusive of taxes, insurance and maintenance costs) are as follows:

Year One	802,909
Year Two	802,909
Year Three	802,909
Year Four	802,909
Year Five and thereafter	10,237,090
$13,448,726

11.	SUBSEQUENT EVENTS

Subsequent to March 31, 2010, the Company issued various convertible debentures totaling $192,000, convertible into common shares at a price of $0.30 per share.  The debentures bears interest at 4 to 10% and are repayable in full in April 2011.

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

On May 13, 2009, the Company entered into a purchase and sale agreement to purchase 60% of the outstanding shares of Global Milk Businesses and Administration of Private Properties LTDA. ("Global Milk"), a limited liability company, incorporated in the State of Sao Paulo, Brazil. Global Milk holds the rights of certain intellectual property of the brand name products manufactured and sold under the brand name Teixeira, a very strong dairy product brand name and distribution system throughout Brazil. On March 11, 2010, as a result of the non-compete and other violations by Castrol, a special meeting of the shareholders of Global Milk was held and majority shareholders voted to exclude the partner, Castrol.  As a result, Global Milk effectively became a wholly owned subsidiary of the Company

The acquisition of the Teixeira brand, has given Latteno the key branding and manufacturing components that it required to now seek out further strategic acquisitions, re-enter the coffee industry and expand operation internationally carrying its products using proven distribution lines and well known brand names.

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

Arnaldo Segal is the legal representative of Latteno Food Corp in Brazil and joined Global Milk as President in February 2010.  Mr. Segal is a Brazilian national who has over 20 years experience in retail and distribution.  Mr. Segal received his Bachelor of Science in Electronic Engineering from the University of São Paulo – Polytechnic School of engineering in 1978.

Javier Tano Feijo resigned as is the President of Global Milk in February 2010 and now reports directly to Mr. Arnaldo Segal, but has been re-engaged as a consultant and maintains responsibility for the operating segment for the distribution of dairy products. Mr. Javier Tano Feijo is a seasoned executive with over 20 years of experience in Brazilian consumer goods companies. Mr. Feijo has taken part in many merger and acquisition transactions between Brazilian and multi-national companies.

PLAN OF OPERATIONS

Summary of Current Operations

Latteno has current and potential operations in two divisions and is a holder of an option:

Global Milk Ltd. – A 100% owned Brazilian company that owns one of Brazil's most recognized dairy product brands. The Company operates a wide spread and efficient distribution system throughout Brazil.

Brazil Coffee Plant – Lease agreement for a non-operational factory in need of refurbishment, that produces instant and ground coffee.

Dairy

Latteno has acquired 100% of the common stock of Global Milk, a private Brazilian Company that owns the Teixeira brand name, distribution system and sales system. Latteno exclusively out-sources all of the production of the Teixeira products to the Teixeira factories. This acquisition was made in order to utilize the Teixeira distribution system and extensive brand recognition as its Brazilian "Engine" that will promote the group's products.

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
Completed private placements and other forms of financing in the amount of approximately $1.5 million to facilitate certain working capital requirements of Global Milk and head office costs of the Latteno reporting entity, until Global Milk reaches cash positive operations

•
Completed financing in the amount of $14 million in February 2010 to facilitate payment of the acquisition cost of Global Milk and to meet the capital contribution requirements into Global Milk, as per the acquisition agreement

•	Achieve gross revenues of approximately $3 million

•	Generate net operating cash flows of approximately $0.5 million

In the second year of operations the Company plans to complete the following milestones:

•	Introduce key individuals to create a sound management team and board of directors that add to industry experience to the Latteno team

•	Increase annual gross revenues to $80 million and annual net operating cash flow to $12 million

•	Commence a second strategic acquisition of a food company

•	Begin selling Latteno coffee products through Teixeira distribution lines

•	Expand geographically to become an exporter to markets with a high demand for coffee and other related breakfast products, i.e. U.S., China and Europe

•	Review existing OTCBB listing and AMEX listing and devise a plan for entering NASDAQ or equivalent exchange

In the third and subsequent years of operation the Company plans to complete the following milestones:

•	Continue expansion by completing 3rd and 4th acquisitions by year four

•	Acquisitions and expansion will be established in all US, European, Asian and South American markets where opportunities exist

•	At the end of year four net cash from operations averages $3 million per month

•	At the end of year four gross revenues averages $20 million per month

•	We can develop vertically defined markets and alliances

Results of Operations for the Three Months Ended March 31, 2010

During the quarter, we discovered that the supplier of our Teixeira products, who we have purchased exclusive rights to the brand name, had breached the non-compete clause of the purchase agreement.  The purchase price, in accordance with the payment terms, was reduced by 5,000,000 Reals.  This led to our further investigation which discovered further violations by our Global Milk partner and their relationship with the previous owners of Teixeira.  We therefore filed with the Brazilian courts and the exclusion of them as a partner was approved.  As a result of this ongoing dispute, we were forced to suspend operations, as we were no longer on terms necessary to purchase our goods for sale from the Teixeira supplier.

We have spent the remainder of our efforts negotiating directly with the suppliers who our partner had previously acted as a go between.  To date, we have been successful in doing so and will continue to re-structure our supplier chain over the coming months.  Although this has put a damper on our first and second quarter results, the continued affect of these circumstances is very positive for Latteno.  We now have full ownership of the equity of Global Milk and will be able to reduce our product costs and cost of delivery, from being free to negotiate directly with suppliers.  Our customer base that we have acquired and developed over the past year still exists and they have indicated their willingness to continue, once our operations recommence.

In addition, we feel our risk of losing any customers or suppliers to our old partner is limited, due to contractual and court orders prohibiting them from utilizing the Teixeira brand name.  This is evident also, by our successful negotiations with suppliers and customers.

Hiring of Management and Other Professionals

As a result of conflicts of interest we believe existed with Javier Tano Feijo, we have terminated the contract with him as the President of Global Milk.  We have engaged the services of Mr. Arnaldo Segal as the legal representative of Latteno Food Corp in Brazil and he became the new President of Global Milk, replacing Javier Tano Feijo in February 2010.  Mr Javier Tano Feijo continues as Head of Commercial Operations, through a consulting agreement with Global Milk. We have also retained Mrs. Juliana Carrilo Vieira as the legal counsel for Global Milk.

Branding and Name Registrations

We have registered our subsidiary, Global Milk, with over 30 vendors and customers, including Pão de Açucar S/A , Carrefour, WalMart , Makro, Sodexo, Atacadão, Martins,Tenda, and Roldão.

Royalties Earned and Receivable

According to the agreement for use of the trade name we are owed royalties on any sales of the trade name by Teixiera, until such time as the operations have been transferred.  Since commencement of operations in June 2009, we have earned and have royalties receivable from S.Teixeira Industria de Laticinios Ltda (“Teixeira”) in excess of $600.000.  The amount refers to the percentage on Teixeira gross sales in excess $12,000,000 in the period from May 15, 2009 to March 31st, 2010.  The Company received these royalties on sales of Teixeira products as a transitional remedy until such time as Global Milk was transacting the purchase and sales directly.  The balance owing will be offset against the final payment of the balance owing to Teixeira for the acquisition of their intangible assets and expected to occur in the second quarter of 2010.

Customers and Sales

Due to the need to suspend operations as discussed above, we have had minimal sales activity.  However we continue to discuss terms with new customers, who have indicated their desire to purchase from us in the future.

In July 2010, we will commence sales and operations with 28 sales reps covering the state of Sao Paulo (46% of Brazilian GDP) with sales expected to be between R$2.5 to 3 million in the first month.

By August 2010 we will plan to start sales in three other states (Rio de Janeiro, Bahia and Pernambuco ) which represent another 25% of Brazilian GDP.

Structure

During the quarter, we moved Global Milk offices to Rua Jaragua 90 ,Bom Retiro ,Sao Paulo and reduced our rent payments, these offices will be used as a temporary location, until our full operations are ready to commence at which time we will move to offices closer to our logistic distributor.

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

On February 10, 2010 Latteno completed the payment and capital contributions required of the acquisition of Global Milk.  Latteno first acquired land located in Brazil from AES Comercial Ltda through the issuance of a convertible debenture totalling $8,446,421 (15,000,000 Reals).  The note bears interest at 2.75% per annum and matures on February 9, 2015.  This land was then transferred to Global Milk, as part of the required capital contribution.  Latteno issued an additional convertible debenture to Global Milk for $2,711,497 (5,000,000 Reals).  The note bears interest at 2.75% per annum and matures on February 9, 2015.

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

We have negotiated working capital funding for our purchases in the amount of 1,000,000 Reals and continuing to negotiate credit terms with suppliers as our operations mature.

This fiscal year to date, we have raised over $200,000 in the form of loans and convertible debentures to provide necessary working capital funding.  We are continuing to seek similar financing until such time as our Global Milk operations reach a profitable stage.  This is expected to be in the third quarter of 2010.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of March 31, 2010, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As at March 31, 2010, the Company is currently a party to litigation relating to claims the Company commenced in January 2010 against the predecessor owners of the Teixeira brand name, for breach of non-compete terms of the purchase agreement and for theft of company property and records.

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

On May 7, 2010, the Company filed a form 8K with the SEC for Completion of Acquisition of Global Milk Businesses and Administration of Private Properties LTDA

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Markham, Ontario, on the 17th of March 2010.

LATTENO FOOD CORP

By: /s/ Daniel Ollech
Daniel Ollech
Chief Executive Officer