Form 10-Q
period 2010-06-30
Latteno Food Corp
filed 2010-08-16
CIK 743241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of June 30, 2010, there were 34,418,840 shares of Common Stock, par value $0.001 per share issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTENO FOOD CORP. AND SUBSIDIARY

JUNE 30, 2010

CONTENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets as at June 30, 2010 and December 31, 2009	3 - 4
Consolidated Statements of Loss and Comprehensive Loss for the Three and Nine Months Ended	5 - 6
Consolidated Statements of Cash Flows for the Nine Months Ended	7
Notes to the Consolidated Financial Statements	8 - 14

LATTENO FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS AT

(Expressed in United States Dollars)

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$28,195	$64,409
Accounts receivable, net of allowance for doubtful accounts of $Nil (2009 - $Nil)	698,793	612,606
Note receivable-current portion (Note 4)	148,491	148,491
Total Current Assets	875,479	825,506
Long-Term Assets
Note receivable (Note 4)	5,377,811	5,450,224
Property, plant and equipment, net (Note 5)	8,378,453	6,542
Total Long-Term Assets	13,756,264	5,456,766
Other Assets
Intangible assets	8,349,600	9,987,200
Total Other Assets	8,349,600	9,987,200
Total Assets	$22,981,343	$16,269,472

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

AS AT

(Expressed in United States Dollars)

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable (Note 6)	$1,306,393	$1,315,266
Due on acquisition of intangible assets	3,591,992	12,108,600
Accrued liabilities and other payables (Note 7)	1,390,374	1,244,961
Convertible debentures and promissory notes - current portion (Note 8)	833,626	3,043,182
Total Current Liabilities	7,122,385	17,712,009
Long-Term Liabilities
Convertible debentures and promissory notes (Note 8)	9,708,928	912,048
Total Liabilities	16,831,313	18,624,057
Commitments and Contingencies, note 9
Going Concern, note 2
Stockholders' Equity (Deficit)
Common shares of $0.001 par value; Authorized: 400,000,000 shares; Issued and outstanding: 34,418,840 (2009 - 28,222,524)	34,419	28,222
Additional paid-in capital	29,337,278	18,666,131
Stock to be issued	110,000	110,000
Deferred stock based compensation	(213,161)	(247,727)
Accumulated other comprehensive loss	(57,803)	(908,225)
Noncontrolling interest in subsidiary	-	121,381
Accumulated deficit	(23,060,703)	(20,124,367)
Total Stockholders' Equity (Deficit)	6,150,030	(2,354,585)
Total Liabilities and Stockholders' Equity (Deficit)	$22,981,343	$16,269,472

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE THREE MONTH PERIOD ENDED  JUNE 30

(Expressed in United States Dollars)

	2010 (Unaudited)	2009 (Unaudited)
REVENUES	$-	$-
COST OF GOODS SOLD	336	-
GROSS LOSS	(336)	-
ROYALTIES	-	114,919
EXPENSES
General and administrative	251,513	(873)
Rent and occupancy costs	204,091	200,728
Management and directors fees	67,500	24,746
Stock-based compensation	2,487,283	-
Depreciation	165	-
TOTAL OPERATING EXPENSES	3,010,552	224,601
LOSS FROM OPERATIONS	(3,010,888)	(109,682)
Interest, net	(183,965)	(87,429)
Foreign exchange	57,264	(403,415)
Other income, net	139,074	144,121
NET LOSS FROM OPERATIONS BEFORE INCOME TAXES	(2,998,515)	(456,405)
Provision for income taxes	-	-
NET LOSS INCOME FROM OPERATIONS BEFORE MINORITY INTEREST	(2,998,515)	(456,405)
Minority interest in income of subsidiaries	-	(43,224)
NET LOSS	$(2,998,515)	$(499,629)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(7,881)	7,161
COMPREHENSIVE LOSS	$(3,006,396)	$(492,468)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.10)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	30,265,265	7,449,348

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE SIX MONTH PERIOD ENDED  JUNE 30

(Expressed in United States Dollars)

	2010 (Unaudited)	2009 (Unaudited)
REVENUES	$3,040	$-
COST OF GOODS SOLD	24,984	-
GROSS LOSS	(21,944)	-
ROYALTIES	-	114,919
EXPENSES
Rent and occupancy costs	404,818	401,455
Management and directors fees	135,000	84,746
General and administrative	363,092	27,955
Stock based compensation	2,504,566	-
Depreciation	328	-
TOTAL OPERATING EXPENSES	3,407,804	514,156
LOSS FROM OPERATIONS	(3,429,748)	(399,237)
Interest, net	(299,729)	(161,917)
Foreign exchange	460,366	(387,843)
Other income, net	279,042	288,242
NET LOSS FROM OPERATIONS BEFORE INCOME TAXES	(2,990,069)	(660,755)
Provision for income taxes	-	-
NET LOSS FROM OPERATIONS BEFORE MINORITY INTEREST	(2,990,069)	(660,755)
Minority interest in loss of subsidiaries	53,733	(43,224)
NET LOSS	$(2,936,336)	$(703,979)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	850,422	7,161
COMPREHENSIVE LOSS	$(2,085,914)	$(696,818)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.10)	$(0.09)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	29,249,537	7,499,676

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIOD ENDED  JUNE 30

(Expressed in United States Dollars)

	2010 (Unaudited)	2009 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,936,332)	$(703,979)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	328	-
Minority interest	(53,733)	43,224
Interest due to convertible notes and bank debts	326,462	161,917
Stock based compensation	2,504,566	-
Loss (gain) from disposition of property, plant and equipment	-	2,017
Interest on note receivable	(279,042)	(288,242)
Changes in operating assets and liabilities:
Accounts receivable	(86,187)	(122,535)
Prepaid and sundry assets	-	12,885
Note receivable	351,454	63,213
Accounts payable	154,325	931,751
Due on acquisition of subsidiary	-	388,700
Accrued liabilities and other payables	145,413	(938,243)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	127,254	(449,292)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances to related party	-	442,800
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) bank loans	-	(669)
Proceeds from convertible debentures	246,900	-
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	246,900	(669)
EFFECT OF FOREIGN CURRENCY TRANSLATION	(410,368)	7,161
NET DECREASE IN CASH	(36,214)	-
CASH, BEGINNING OF PERIOD	64,409	-
CASH, END OF PERIOD	$28,195	$-

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 and 2009

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

JUNE 30, 2010 and 2009

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

In February 2010, Castrol, the 40% non-controlling interest of Global Milk, was notified by Latteno that they were in violation of the shareholders agreement, due to breach of the non-compete clause.  The remaining 5,000,000 Reals ($2,815,474) payable to Castrol for the GM shares acquired was therefore no longer payable.

The above transactions completed the 25,000,000 Reals requirements of Latteno’s acquisition of Global Milk.

LATTENO FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 and 2009

(Expressed in United States Dollars)

On March 11, 2010, as a result of the non-compete and other violations by Castrol, a special meeting of the shareholders of Global Milk was held and majority shareholders voted to exclude the partner, Castrol.  As a result, Global Milk effectively became a wholly-owned subsidiary of the Company.  The transaction was accounted for as a change in the ownership interests of the Company with an entity under common control, in accordance with ASC 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51.  As a result, the value of the shares transferred to consummate the exclusion of the partner was $4,767,249, which represented the historical cost basis of the balance of the net assets transferred.  The following disclosure provides details regarding the change in the noncontrolling ownership interests of the Company’s subsidiaries, in accordance with ASC 810-10-55-4.

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009

Net loss Attributable to Latteno Food Corp.	$(53,733)	$(43,224)
Increase in Latteno’s Additional Paid in Capital for the exclusion of the Shareholders of the Noncontrolling Interest	4,767,249	-
Change from Net Income Attributable to Latteno and Transfers (to) from the Noncontrolling Interest	$4,713,516	$(43,224)

2.	GOING CONCERN

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has raised capital and financing to cover all of its losses from operations since inception but the Company's ability to continue as a going concern is contingent upon its ability to attain and sustain profitable operations and to generate sufficient capital and financing from external investors and lenders.  For the six months ended June 30 2010 the Company experienced a net loss of $2,936,332 (June 30, 2009 - $703,979) and has a working capital deficiency of $6,246,906 (December 31, 2009 - $16,886,503).

Management has recently completed the final payments of the joint venture agreement, where Latteno acquired 100% of Global Milk, a Brazilian Company which owns certain rights to the trademarks, customer lists and distribution of food products.  Management believes that the Global Milk subsidiary will begin to create positive cash flows from operations in the third quarter of 2010.  In addition, the Company has secured various supplier credit lines and is continuing to seek financing to fund the ongoing overhead expenses of Latteno.

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

JUNE 30, 2010 and 2009

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

On July 1, 2008, the Company completed execution of a stock purchase agreement with SBKF Investments, Ltd. (the “Purchaser”) for the sale of 100% of the issued and outstanding common stock of BDFC Brasil Alimentos LTDA. a subsidiary of the Latteno.  The purchase price totalled $5,764,847 and in consideration the Company received a note bearing annual interest of 10% repayable in equal annual payments of principal and interest of $702,909. The balance payable at June 30, 2010 including accrued interest is $5,526,302.

5.	PROPERTY AND EQUIPMENT

The components of property, plant and equipment were as follows:

	June 30, 2010	December 31, 2009
Land	$8,371,500	$-
Computers, machinery & equipment	6,133	5,357
Furniture & fixtures	1,371	1,416
	8,379,004	6,773
Accumulated depreciation	(551)	(231)
Net book value	$8,378,453	$6,542

LATTENO FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 and 2009

(Expressed in United States Dollars)

6.	ACCOUNTS PAYABLE

	June 30, 2010	December 31, 2009
Trade payable	$1,131,393	$1,190,265
Rent payable	175,000	125,000
	$1,306,393	$1,315,265

7.	ACCRUED LIABILITIES AND OTHER PAYABLES

	June 30, 2010	December 31, 2009
Employees and related institutions	$162,461	$65,403
Amounts payable to stockholders of the Company, unsecured, non interest bearing and payable on demand	1,215,913	1,169,558
Other accrued liabilities	12,000	10,000
	$1,390,374	$1,244,961

LATTENO FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 and 2009

(Expressed in United States Dollars)

8.	CONVERTIBLE DEBENTURES AND PROMISSORY NOTES

Composed of:

	June 30, 2010	December 31, 2009
Convertible debentures	$9,176,382	$2,614,256
Promissory notes	1,366,172	1,340,974
	$10,542,554	$3,955,230

The convertible debentures and promissory notes are unsecured and mature and become due as follows:

	June 30, 2010	December 31, 2009
Amount due in 2010	833,626	2,712,572
Amount due in 2011	1,172,178	330,611
Amount due in 2013	-	912,047
Amount due in 2015	8,536,750	-
	$10,542,554	$3,955,230

On May 31, 2010 the Company, after receipt of signed conversion notices from its debtors, completed the conversion of 12 debentures, with principal and interest owing of $2,403,461, into 2,577,254 common shares.

On May 31, 2010 the Company renegotiated with certain convertible debenture holders to amend the maturity dates of debentures totaling $1,440,000, to July and August 2011, with interest at 7% and with conversion rights at the option of the holder at $1.00 per common share.

During the six months ended June 30, 2010, the Company issued various debentures totaling $246,900, convertible into common shares at prices ranging from $0.30 to $0.50 per share.  The debentures bear interest at 10% and mature in April and May 2011.

LATTENO FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 and 2009

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
$13,448,726

As at June 30, 2010, the Company is currently a party to litigation relating to claims the Company commenced in January 2010 against the predecessor owners of the Teixeira brand name, for breach of non-compete terms of the purchase agreement and for theft of company property and records.

10.	CAPITAL STOCK AND WARRANTS

On May 31, 2010 the Company, after receipt of signed conversion notices from its debtors, completed the conversion of 12 debentures, with principal and interest owing of $2,403,461, into 2,577,254 common shares.

On May 31, 2010 the Company paid for $163,200 outstanding payables, with the issuance of 203,200 shares of common stock.

On May 31, 2010 the Company issued 2,718,862 common shares for services rendered and to be rendered in the future.  The issuances were to several individuals as payment for services relating to commissions on business transactions, guarantee fees, legal services and other professional services.  Total compensation related to these services for the six months ended June 30, 2010 was $2,504,566.

On May 31, 2010 the Company issued 697,000 as payment for supplier debts which the Company had assumed as partial consideration for acquisition of the Teixiera brand.

On May 31, 2010 the Company agreed to extend the maturity date on warrants for 925,000 common stock, exercisable at $2.00, to June 30, 2012.

11.	SUBSEQUENT EVENTS

Subsequent to June 30, 2010, the Company issued a $250,000 debenture, convertible into common shares at a price of $1.00 per share. The debentures bears interest at 10% and repayable in full in July 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and notes thereto set forth in Item 1 of this Report. In addition to historical information, this discussion and analysis contains forward-looking statements that relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as "anticipates," "believes," "estimates," "expects," "hopes," "targets," "should," “will," "will likely result," "forecast," "outlook," "projects" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from those expressed or implied in the forward-looking statements.

OVERVIEW

Company Vision

To utilize the Company’s assets and human expertise in order to enhance its current operations and acquire additional operations in order to become one of the world's largest "breakfast item" food and beverage manufacturing and distribution companies.

Business Summary

Latteno Food Corp. (OTC BB: LATF) is a Delaware corporation that concentrates on acquiring, organizing, developing and upgrading companies in the international food and beverage market. Currently, Latteno Food Corp. (“Latteno” or “the Company”) is specializing in the dairy industry and, as a second phase, the coffee industry. The Company’s management plans to integrate the operations of manufacturing and distribution of acquired entities in order to achieve maximum return on capital for its investors. Currently the Company operates through its subsidiary in Brazil.

Latteno’s business model is simple and efficient – Acquisition of a key brand name and distribution system, an "Engine," that will be able to carry the group's products to existing customers in various locations.

The Company is continuing to apply its strategy and seeks growth through the acquisition of plantations, processing and distribution companies across the world.

Unless otherwise stated, currencies are stated in US Dollars throughout this document.

History and Nature of Operations

The Company was formed as a holding company through a reverse merger in 2005, in order to acquire companies that will manufacture, process and distribute high-quality coffee products from various companies on a worldwide basis. The Company began its operations under the name B&D Food Corp. as a Brazilian coffee trader, producer and distributor. The Company’s founders share 30 years of experience in the soft commodity business and have managed every aspect of its chain: trading; manufacturing; distribution; and branding.

In 2005, the Company obtained a manufacturing arm by acquiring BDFC Brasil Alimentos LTDA (“BDFC”), which owns and operates a coffee manufacturing plant. BDFC had the ability to manufacture and pack roasted and ground coffee, instant coffee and several mixtures of coffee and tea like cappuccino and others.

In the summer of 2008, the Company ceased operations in the coffee division and began to restructure its debt and equity in an effort to position itself for strategic acquisitions. The first phase of this restructuring involved the sale of the BDFC subsidiary and the leasing back of the land and building where the coffee plant operations were located.  This eliminated much of the debt that was associated with the BDFC subsidiary, but still enabled the Company to enter back into the coffee industry at the appropriate time in the future. This phase of restructuring is further described in the Financing section below.

On May 13, 2009, the Company entered into a purchase and sale agreement to purchase 60% of the outstanding shares of Global Milk Businesses and Administration of Private Properties LTDA. ("Global Milk"), a limited liability company, incorporated in the State of Sao Paulo, Brazil. Global Milk holds the rights of certain intellectual property of the brand name products manufactured and sold under the brand name “Teixeira,” a very strong dairy product brand name and distribution system throughout Brazil. On March 11, 2010, as a result of the non-compete and other violations by Castrol, a special meeting of the shareholders of Global Milk was held and majority shareholders voted to exclude the partner, Castrol.  As a result, Global Milk effectively became a wholly owned subsidiary of the Company.

On February 10, 2010, the company fulfilled its obligation towards the capitalization of it Global Milk Subsidiary in Brazil and informed Castrol Inc. (Global Milks 40% shareholders) of their breach of several clause of the contract.  On March 23, 2010, the majority shareholders of Global Milk (Latteno’s subsidiary in Brazil) decided to exclude Castrol from its shareholding, leaving Latteno as 100% owner (shareholder) of Global Milk.

The acquisition of the Teixeira brand, has given Latteno the key branding and manufacturing components that it required to now seek out further strategic acquisitions, re-enter the coffee industry and expand operations internationally using proven distribution lines and well-known brand names.

On June 19, 2009, Spence Walker was appointed as Chief Financial Officer and a member of the Board of Directors of the Company. At this time the head offices of Latteno Food Corp. were moved to Markham, Ontario, Canada.

Keys to Success

Establishing a strong management team - The right acquisitions are the foundation upon which the Latteno business plan is built. A strong acquisition team is mission critical as this is where the revenue and profitability of our product offerings will be generated. The food industry space generally has low costs of entry and competitors can be easily spawned. However, the Company will be able to create a larger profit due to its broader scope and vast sources of revenues and sales opportunities and therefore can offer its employees a better deal and rewards. A critical component of our plan is that our acquisition team will have ownership in Latteno, thus maximizing the commitment to our mutual success.

Offering a broader range of products - Latteno shall continue to grow and expand product lines. Size and a functional distribution of our product lines will give us an immediate competitive advantage and will allow all new products to lever their sales and marketing campaigns off the existing and expanding brands. The greater our brands, the more new products we are able to effectively introduce.

Keeping costs low - Latteno is committed to a common sense, frugal start up, controlled growth and innovative management processes. Our initial staff/management team will be busy filling many roles until such time as the organization can profitably expand and then fill the roles needed by an expanding profitable organization.

Be properly capitalized - It is possible to invest less into this business model however our plan includes budgets and forecasts and we will come across many opportunities for which immediate action is necessary to take advantage of the opportunity. Thus we have addressed this with real costs and real expectations and adequate capital.

Securing high volume clients - We plan to pursue direct strategic relationships based on our mass and product lines with high volume clients. The Latteno marketing strategy will target clients’ concerns in four specific areas: product, product accountability, financial return and internal client costs for distribution.

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

Spence Walker joined our parent company in June, 2009 as Chief Financial Officer and Director. In addition to his role with Latteno Food Corp, Mr. Walker is a Canadian resident and is a licensed Certified Public Accountant in the US and a Chartered Accountant in Canada. Mr. Walker is a partner in the professional services firm DNTW Chartered Accountants, LLP (“DNTW”), which he joined in 2007. Prior to joining DNTW, Mr. Walker was a partner in Walker & Company Chartered Accountants, which he formed in 2004, and prior to that he was employed by a mid-sized accounting firm, SF Partnership, LLP from 2001 to 2004. Mr. Walker earned his BComm in 2001 from Ryerson University, his CA in 2003 and his CPA in 2004. In 2007, Mr. Walker took on the responsibility for leading DNTW’s audit services and has overall responsibility for the Markham office. Mr. Walker also serves as director on other public and private companies in Canada and the US.

Jacques Ollech has been a Director and our Executive Vice President since January 12, 2006. Mr. Jacques Ollech has over 20 years of experience in the coffee industry as a manufacturer, broker and distributor in Brazil, Russia, China, Europe and Israel. From 1991 to the present, Mr. Jacques Ollech has also served as a director of Livorno.

Arnaldo Segal is the legal representative of Latteno Food Corp in Brazil and joined Global Milk as President in February 2010.  Mr. Segal is a Brazilian national who has over 20 years of experience in retail and distribution.  Mr. Segal received his Bachelor of Science in Electronic Engineering from the University of São Paulo Polytechnic School of Engineering in 1978.

Javier Tano Feijo resigned as the President of Global Milk in February 2010 and now reports directly to Mr. Arnaldo Segal, but has been re-engaged as a consultant and maintains responsibility for the operating segment for the distribution of dairy products. Mr. Javier Tano Feijo is a seasoned executive with over 20 years of experience in Brazilian consumer goods companies. Mr. Feijo has taken part in many mergers and acquisitions transactions between Brazilian and multi-national companies.

PLAN OF OPERATIONS

Summary of Current Operations

Latteno has current and potential operations in two divisions and is a holder of two options:

Global Milk Ltd. – A 100% owned Brazilian company that owns one of Brazil's most recognized dairy product brands. It operates a wide spread and efficient distribution system throughout Brazil.

Brazil Coffee Plant – Lease agreement for a non-operational factory in need of refurbishment, that produces instant and ground coffee.

Maricota Alimentos – An option to acquire the brand Maricota, one of the largest readymade dairy products in Brazil.

Giarolla - An option to acquire the brand Giarrolla, a brand of fine cheese in Brazil.

Dairy

Latteno has acquired 100% of the common stock of Global Milk, a private Brazilian Company that owns the Teixeira brand name, distribution system and sales system. Latteno plans to exclusively out-source all of the production of the Teixeira products. This acquisition was made in order to utilize the Teixeira distribution system and extensive brand recognition as its Brazilian "engine" that will promote the group’s products.

About Teixeira

Solon Teixeira de Rezende, started operations of Dairy Teixeira Ltda. with his father, Jerome Tan and his brothers Joseph and Juarez in 1950 in Sao Paulo and southern Minas Gerais. In ten years they opened two new factories and then launched the first grated Parmesan cheese in the Brazilian market.

In 1967, Tan acquired more factories and prospered in the 1970’s which got them ready for a period of great growth in the 1980's. With the opening of production facilities in Sao Paulo and Minas Gerais, they were able to expand with several new points of delivery of milk in these states. The results could not be better: it rode to 220 million liters per year approaching the end of the decade.

In 1989 Teixeira revised its corporate base and reorganized its operations in preparation for the global economy that it envisioned. This effort spawned S. Teixeira Food Products Ltda.

Teixeira has outsourced certain stages of production, specializing in the areas of: finishing, packaging, sales and marketing, distribution, logistics, customer service, delivery and quality control. Teixeira aimed to meet the diverse needs of the market and consumer, consistent with an international market approach. The Teixeira brand received numerous national and international awards for the quality of their products.

To maintain the brand at this level, we plan to maintain a consistent philosophy, following three keys to success:

1.	Selling products at reasonable prices utilizing a maximum quality of production and services to its customers;

2.	Seed continuous partnership and trust among its employees, employees and suppliers; and

3.	Increasing the recognition of Teixeira, its main asset.

Found in outlets throughout Brazil for 50 years, the products of the Teixeira brand are living proof of success.

Current Plans for the Teixeira Brand Name

The Company is currently in litigation with previous owners of Teixiera brand, Castrol Inc. Latteno took action against the previous owners for breach of the terms of the joint venture agreement and the result was to exclude Castrol as a partner. Castrol filed a counter claim against Latteno.  Although Latteno has received favourable results in the court proceeding up to this time, due to the current litigation, the Company has suspended use of the Teixiera brand in its product sales.  The recent strikes of the courts in Brazil have delayed the closing of this litigation, however Latteno still controls the sales force, customer lists and distribution chain acquired from Teixiera and therefore management has decided to recommence operations in August 2010.

Current Plans for Other Brand Names

Management has negotiated with two other food producers of dairy and cheese products, whereby it has received certain exclusive distribution rights.  In addition, the Company has supplier lines of credit secured for these products.  Management plans to continue with these brands and add the Teixiera brand back into the product mix, once litigation is settled.  The Company also has an option to buy these brands if certain targets are met in the future.

As a component of the launch of these new branded products, on July 28, 2010, the Company held its first sales convention in Alphaville, Sao Paulo.  More than 40 sales teams attended from the Sao Paulo Area, to introduce the new brands and products. The convention was a success, with sales starting the next day and receiving positive customer feedback.

Coffee

Brazil

Latteno is currently leasing an instant and roasted coffee factory located in Cruzeiro, Sao-Paulo, which was property the Company previously owned under its BDFC subsidiary. The factory has, in the past, produced large amounts of spray-dried and roasted coffee but is currently in need of a massive refurbishment and system upgrade.

In addition to the lease, the Company has maintained ownership of four brand names: "Samba Café," "Vivenda," "Torino" and "Brazilian Best", used in the past by Latteno to sell its instant and roasted coffee across the world.

Distribution

Latteno plans to use Teixeira's brand recognition and distribution system (see dairy business in previous section) in order to carry its coffee and other breakfast products to markets throughout Brazil.

In the future, Latteno plans to acquire additional "engines" in target markets throughout US, Europe and Asia that will distribute the group's products to customers worldwide.

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

Beside the Company’s experienced management, Latteno’s main advantage over any newcomer to this volatile market is its ability to distribute its products to Brazil’s largest consumer markets from day one of production, with minimal overhead expenses through the Teixeira distribution system.

Milestones

In the first twelve months of operations, commencing after the first stage of the internal restructuring and the acquisition of Global Milk (July 2009), the Company has completed or plans to complete the following milestones:

•	Commenced sales of Teixeira products during the 2nd half of July, 2009.

•	Commenced sales of Maricota and Gilarolla during the 2nd half of July, 2010.

•	Established initial working capital through supplier credit lines

•	Established funding for overhead and head office costs

•	Transition the operation of Teixeira sales and distribution to the Global milk subsidiary, such that distribution, customer service and sales are all processed and managed under the Global Milk

•	Increase Global Milk’s customer base and sales on a weekly basis

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

In the second year of operations the Company plans to complete the following milestones:

•	Increase overall performance and profitability of Global Milk such that it reaches a self-sustaining status as well as reach a profitable status for the Latteno group as a whole

•	Achieve a favourable outcome with the arbitration in progress relating to the Teixeira brand, enabling us to recommence sales of this brand

•	Achieve gross revenues of approximately $10 million by December 31, 2010

•	Generate net operating cash flows of approximately $1 million

•	Introduce key individuals to create a sound management team and board of directors that add to industry experience to the Latteno team

•	Increase annual gross revenues to $80 million and annual net operating cash flow to $12 million for 2011

•	Commence a second strategic acquisition of a food company

•	Begin selling Latteno coffee products through Teixeira distribution lines

•	Expand geographically to become an exporter to markets with a high demand for coffee and other related breakfast products, i.e. U.S., China and Europe

•	Review existing OTCBB listing and AMEX listing and devise a plan for entering NASDAQ or equivalent exchange

In the third and subsequent years of operation the Company plans to complete the following milestones:

•	Continue expansion by completing 3rd and 4th acquisitions by year four

•	Acquisitions and expansion will be established in all US, European, Asian and South American markets where opportunities exist

•	At the end of year four net cash from operations averages $3 million per month

•	At the end of year four gross revenues averages $20 million per month

•	We can develop vertically defined markets and alliances

Results of Operations for the Six Months Ended June 30, 2010

During the first quarter of 2010, we discovered that the supplier of our Teixeira products, who we have purchased exclusive rights to the brand name, breached the non-compete clause of the purchase agreement.  The purchase price, in accordance with the payment terms, was reduced by 5,000,000 Brazilian Reals.  This led to our further investigation which discovered further violations by our Global Milk partner and their relationship with the previous owners of Teixeira.  We therefore filed with the Brazilian courts and the exclusion of them as a partner was approved.  As a result of this ongoing dispute, we were forced to suspend operations, as we were no longer on terms necessary to purchase our goods for sale from the Teixeira supplier.

We spent the remainder of our efforts negotiating directly with the suppliers who our partner had previously acted as a go between.  To date, we have been successful in doing so and will continue to re-structure our supplier chain over the coming months.  Although this has put a damper on our first and second quarter results, the continued effect of these circumstances is very positive for Latteno.  We now have full ownership of the equity of Global Milk and will be able to reduce our product costs and cost of delivery, from being free to negotiate directly with suppliers.  Our customer base that we have acquired and developed over the past year still exists and they have indicated their willingness to continue, once our operations recommence.

In addition, we feel our risk of losing any customers or suppliers to our old partner is limited, due to contract terms prohibiting them from utilizing the Teixeira brand name.  This is evident also, by our successful negotiations with suppliers and customers.

Hiring of Management and Other Professionals

As a result of conflicts of interest we believe existed with Javier Tano Feijo, we have terminated the contract with him as the President of Global Milk.  We have engaged the services of Mr. Arnaldo Segal as the legal representative of Latteno Food Corp in Brazil and he became the new President of Global Milk, replacing Javier Tano Feijo in February 2010.  Mr. Javier Tano Feijo continues as Head of Commercial Operations, through a consulting agreement with Global Milk. We have also retained Mrs. Juliana Carrilo Vieira as the legal counsel for Global Milk.

In July 2010 we hired a sales manager and other administrative staff for our Global Milk division.

Royalties Earned and Receivable

According to the agreement for use of the trade name we are owed royalties on any sales of the trade name by Teixiera, until such time as the operations have been transferred.  Since commencement of operations in June 2009, we have earned and have royalties receivable from S.Teixeira Industria de Laticinios Ltda (“Teixeira”) in excess of $600.000.  The amount refers to the percentage on Teixeira gross sales in excess $12,000,000 in the period from May 15, 2009 to March 31st, 2010.  The Company received these royalties on sales of Teixeira products as a transitional remedy until such time as Global Milk was transacting the purchase and sales directly.  If there is any remaining balance owing after the resolution of the current dispute, this will be offset against the final payment of the balance owing to Teixeira for the acquisition of their intangible assets, once settled by the courts.

Customers and Sales

Due to the need to suspend operations as discussed above, we have had minimal sales activity.  However, we continue to discuss terms with new customers who have indicated their desire to purchase from us in the future.

In August 2010, we commenced sales and operations with 40 sales reps covering the state of Sao Paulo (46% of Brazilian GDP) with sales expected to be between $1 million Brazilian Reals in the first month August.

By September 2010, we plan to start sales in three other states (Rio de Janeiro, Bahia and Pernambuco ) which represent another 25% of Brazilian GDP.

Structure

During the second quarter, we moved the Global Milk offices to Rua Jaragua 90 ,Bom Retiro ,Sao Paulo and reduced our rent payments, these offices will be used as a temporary location, until our full operations are ready to commence at which time we will move to offices closer to our logistic distributor.

Inflation

Our results of operations have not been affected by inflation and management does not expect that inflation risk would cause material impact on its operations in the future.

Seasonality

Our results of operations are not materially affected by seasonality and we do not expect seasonality to cause any material impact on our operations in the near future.

FINANCIAL CONDITION AND LIQUIDITY

Financing

Latteno has mapped out a strong, consistent and achievable growth plan that is aimed at achieving a self-sustaining status within its first year of operations under the Global Milk subsidiary.

On February 10, 2010 Latteno completed the payment and capital contributions required of the acquisition of Global Milk.  Latteno first acquired land located in Brazil from AES Comercial Ltda through the issuance of a convertible debenture totalling US$8,446,421 (15,000,000 Reals).  The note bears interest at 2.75% per annum and matures on February 9, 2015.  This land was then transferred to Global Milk, as part of the required capital contribution.  Latteno issued an additional convertible debenture to Global Milk for US$2,711,497 (5,000,000 Reals).  The note bears interest at 2.75% per annum and matures on February 9, 2015.

Latteno’s partner, the 40% non-controlling interest of Global Milk was notified by Latteno that they were in violation of the shareholders agreement, due to breach of the non-compete clause.  The remaining US$2,815,474 (5,000,000 Reals) payable to Castrol for the GM shares acquired was therefore no longer payable.

The above transactions completed the 25,000,000 Reals requirements of Latteno’s acquisition of Global Milk.

We have negotiated working capital funding for our purchases in the amount of 1,000,000 Reals and continuing to negotiate credit terms with suppliers as our operations mature.

This fiscal year to date, we have raised over US$200,000 in the form of loans and convertible debentures to provide necessary working capital funding.  We are continuing to seek similar financing until such time as our Global Milk operations reach a profitable stage.  This is expected to be in the third quarter of 2010.

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

The final phase of restructuring was completed on May 31, 2010, whereby the company converted US$3,470,000 into common stock.  In addition the Global Milk subsidiary has negotiated the necessary supplier lines of credit for its Brazilian dairy division.

The board of directors believe these actions have structured the debt and equity of the Company to enable the effective implementation of its plan of operations in Brazil.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of June 30, 2010, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As at June 30, 2010, the Company is currently a party to litigation relating to claims the Company commenced in January 2010 against the predecessor owners of the Teixeira brand name for breach of non-compete terms of the purchase agreement and for theft of company property and records. The Brazilian Court of Appeals suspended the use of the trademark by Global Milk on a temporary basis until the situation between the parties is settled. The decision in not yet final. The Company intends to move to suspend the Court of Appeals’ decision regarding the use of the Teixeira trademark.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 31, 2010 the Company, after receipt of signed conversion notices from its debtors, completed the conversion of 12 debentures, with principal and interest owing of $2,403,461, into 2,577,254 common shares.

On May 31, 2010 the Company paid for $163,200 outstanding payables, with the issuance of 203,200 shares of common stock.

On May 31, 2010 the Company issued 2,718,862 common shares for services rendered and to be rendered in the future.  The issuances were to several individuals as payment for services relating to commissions on business transactions, guarantee fees, legal services and other professional services.  Total compensation related to these services for the six months ended June 30, 2010 was $2,504,566.

On May 31, 2010 the Company issued 697,000 as payment for supplier debts which the Company had assumed as partial consideration for acquisition of the Teixiera brand.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

The Company has not defaulted on any senior securities.

ITEM 4.   (REMOVED AND RESERVED)

Not applicable.

ITEM 5.   OTHER INFORMATION.

Not applicable.

ITEM 6.   EXHIBITS.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Markham, Ontario, on the 16th of August 2010.

LATTENO FOOD CORP

By: /s/ Daniel Ollech
Daniel Ollech
Chief Executive Officer