Form 10-Q
period 2010-09-30
Latteno Food Corp
filed 2010-11-22
CIK 743241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of September 30, 2010, there were 34,418,840 shares of Common Stock, par value $0.001 per share issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LATTENO FOOD CORP. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

LATTENO FOOD CORP. AND SUBSIDIARY

SEPTEMBER 30, 2010

CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as at September 30, 2010 and December 31, 2009	4 - 5

Consolidated Statements of Loss and Comprehensive Loss for the Three and Nine Months Ended	6 - 7

Consolidated Statements of Cash Flows for the Nine Months Ended	8

Notes to the Consolidated Financial Statements	9 - 15

LATTENO FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS AT

(Expressed in United States Dollars)

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)

ASSETS
Current Assets
Cash and cash equivalents	$3,902	$64,409
Accounts receivable, net of allowance for doubtful accounts of $Nil (2009 - $Nil)	833,926	612,606
Inventory (Note 4)	27,179	-
Note receivable-current portion (Note 5)	159,910	148,491

Total Current Assets	1,024,917	825,506

Long-Term Assets
Note receivable (Note 5)	5,328,823	5,450,224
Property, plant and equipment, net (Note 6)	8,818,818	6,542

Total Long-Term Assets	14,147,641	5,456,766
Other Assets
Intangible assets	8,581,600	9,987,200

Total Other Assets	8,581,600	9,987,200

Total Assets	$23,754,158	$16,269,472

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

AS AT

(Expressed in United States Dollars)

		September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable (Note 7)		$1,364,068	$1,315,266
Due on acquisition of intangible assets		3,778,639	12,108,600
Accrued liabilities and other payables (Note 8)		1,457,232	1,244,961
Convertible debentures and promissory notes - current portion (Note 9)		837,736	3,043,182

Total Current Liabilities		7,437,675	17,712,009

Long-Term Liabilities
Convertible debentures and promissory notes (Note 9)		10,060,687	912,048

Total Liabilities		17,498,362	18,624,057

Commitments and Contingencies, note 10

Going Concern, note 2

Stockholders' Equity (Deficit)	11
Common shares of $0.001 par value; Authorized: 400,000,000 shares; Issued and outstanding: 34,418,840 (2009 - 28,222,524)		34,419	28,222
Additional paid-in capital		29,337,278	18,666,131
Stock to be issued		110,000	110,000
Deferred stock based compensation		(195,878)	(247,727)
Accumulated other comprehensive loss		522,813	(908,225)
Noncontrolling interest in subsidiary		-	121,381
Accumulated deficit		(23,552,836)	(20,124,367)

Total Stockholders' Equity (Deficit)		6,255,796	(2,354,585)

Total Liabilities and Stockholders' Equity (Deficit)		$23,754,158	$16,269,472

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF  LOSS AND COMPREHENSIVE LOSS

FOR THE THREE MONTH PERIOD ENDED  SEPTEMBER 30

(Expressed in United States Dollars)

	2010 (Unaudited)	2009 (Unaudited)
REVENUES	$16,143	$1,035,380

COST OF GOODS SOLD	16,490	957,039

GROSS LOSS	(347)	78,341

ROYALTIES	-	195,052

EXPENSES
General and administrative	147,927	249,551
Rent and occupancy costs	205,891	205,970
Management and directors fees	32,500	70,671
Stock-based compensation	17,283	-
Depreciation	302	57

TOTAL OPERATING EXPENSES	403,903	526,249

LOSS FROM OPERATIONS	(404,250)	(252,856)
Interets, net	(118,612)	(97,805)
Foreign exchange	(107,431)	(7,730)
Other income, net	138,158	144,121

NET LOSS FROM OPERATIONS BEFORE INCOME TAXES	(492,135)	(214,270)
Provision for income taxes	-	-

NET LOSS INCOME FROM OPERATIONS BEFORE MINORITY INTEREST	(492,135)	(214,270)
Minority interest in income of subsidiaries	-	(93,486)

NET LOSS	$(492,135)	$(307,756)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	580,617	(788,451)

COMPREHENSIVE INCOME (LOSS)	$88,482	$(1,096,207)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	30,265,265	8,427,228

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF  LOSS AND COMPREHENSIVE LOSS

FOR THE NINE MONTH PERIOD ENDED  SEPTEMBER 30

(Expressed in United States Dollars)

	2010 (Unaudited)	2009 (Unaudited)
REVENUES	$19,183	$1,035,380

COST OF GOODS SOLD	41,474	957,039

GROSS LOSS	(22,291)	78,341

ROYALTIES	-	309,971

EXPENSES
Rent and occupancy costs	610,709	607,425
Management and directors fees	167,500	155,416
General and administrative	511,015	277,504
Stock based compensation	2,521,849	-
Depreciation	631	57

TOTAL OPERATING EXPENSES	3,811,704	1,040,402

LOSS FROM OPERATIONS	(3,833,995)	(652,090)
Interest, net	(418,340)	(245,974)
Foreign exchange	352,934	(395,573)
Other income, net	417,199	432,364

NET LOSS FROM OPERATIONS BEFORE INCOME TAXES	(3,482,202)	(861,273)
Provision for income taxes	-	-

NET LOSS FROM OPERATIONS BEFORE MINORITY INTEREST	(3,482,202)	(861,273)
Minority interest in loss of subsidiaries	53,733	(136,710)

NET LOSS	$(3,428,469)	$(997,983)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	850,422	(781,290)

COMPREHENSIVE LOSS	$(2,578,047)	$(1,779,273)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.12)	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	29,249,537	7,822,150

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIOD ENDED  SEPTEMBER 30

(Expressed in United States Dollars)

	2010 (Unaudited)	2009 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,428,469)	$(997,983)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	631	(57)
Minority interest	(53,733)	136,710
Interest due to convertible notes and bank debts	462,707	242,422
Stock based compensation	2,521,849	-
Loss from disposition of property, plant and equipment	-	2,017
Interest on note receivable	(417,199)	(432,364)
Changes in operating assets and liabilities:
Accounts receivable	(221,320)	(940,835)
Inventory	(27,179)	-
Prepaid and sundry assets	-	12,885
Note receivable	527,182	94,819
Accounts payable	212,002	1,724,456
Due on acquisition of subsidiary	-	1,192,460
Accrued liabilities and other payables	212,271	(788,316)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(211,258)	246,328

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to related party	-	442,800
Acquisition of property, plant and equipment	-	(5,876)

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	-	436,924

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank loans	-	(669)
Proceeds from (repayment of) convertible debentures	466,524	(27,386)
Proceeds from the issuance of common stock	-	185,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	466,524	156,945

EFFECT OF FOREIGN CURRENCY TRANSLATION	(315,773)	(781,290)

NET (DECREASE) INCREASE IN CASH	(60,507)	58,907

CASH, BEGINNING OF PERIOD	64,409	-

CASH, END OF PERIOD	$3,902	$58,907

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 and 2009

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

SEPTEMBER 30, 2010 and 2009

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

LATTENO FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 and 2009

(Expressed in United States Dollars)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009

Net loss Attributable to Latteno Food Corp.	$(53,733)	$(136,710)
Increase in Latteno’s Additional Paid in Capital for the exclusion of the Shareholders of the Noncontrolling Interest	4,767,249	-
Change from Net Income Attributable to Latteno and Transfers (to) from the Noncontrolling Interest	$4,713,516	$(136,710)

2.	GOING CONCERN

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has raised capital and financing to cover all of its losses from operations since inception but the Company's ability to continue as a going concern is contingent upon its ability to attain and sustain profitable operations and to generate sufficient capital and financing from external investors and lenders.  For the nine months ended September 30 2010 the Company experienced a net loss of $3,428,469 (September 30, 2009 - $997,983) and has a working capital deficiency of $6,412,758 (December 31, 2009 - $16,886,503).

Management has recently completed the final payments of the joint venture agreement, where Latteno acquired 100% of Global Milk, a Brazilian Company which owns certain rights to the trademarks, customer lists and distribution of food products.  Management believes that the Global Milk subsidiary will begin to create positive cash flows from operations in fiscal 2011.  In addition, the Company has secured various supplier credit lines and is continuing to seek financing to fund the ongoing overhead expenses of Latteno.

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

SEPTEMBER 30, 2010 and 2009

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

4.	INVENTORY

Inventory is comprised of purchased food products for resale and are stated at the lower of weighted average cost or net realizable value.

5.	NOTE RECEIVABLE

On July 1, 2008, the Company completed execution of a stock purchase agreement with SBKF Investments, Ltd. (the “Purchaser”) for the sale of 100% of the issued and outstanding common stock of BDFC Brasil Alimentos LTDA. a subsidiary of the Latteno.  The purchase price totalled $5,764,847 and in consideration the Company received a note bearing annual interest of 10% repayable in equal annual payments of principal and interest of $702,909. The balance payable at September 30, 2010 including accrued interest is $5,488,733.

LATTENO FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 and 2009

(Expressed in United States Dollars)

6.	PROPERTY AND EQUIPMENT

The components of property, plant and equipment were as follows:

	September 30, 2010	December 31, 2009

Land	$8,806,500	$-
Computers, machinery & equipment	11,085	5,357
Furniture & fixtures	2,122	1,416
	8,819,707	6,773
Accumulated depreciation	(889)	(231)
Net book value	$8,818,818	$6,542

7.	ACCOUNTS PAYABLE

	September 30, 2010	December 31, 2009

Trade payable	$1,164,068	$1,190,266
Rent payable	200,000	125,000
	$1,364,068	$1,315,266

8.	ACCRUED LIABILITIES AND OTHER PAYABLES

	September 30, 2010	December 31, 2009

Employees and related institutions	$240,265	$65,403
Amounts payable to stockholders of the Company, unsecured, non interest bearing and payable on demand	1,204,967	1,169,558
Other accrued liabilities	12,000	10,000
	$1,457,232	$1,244,961

LATTENO FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 and 2009

(Expressed in United States Dollars)

9.	CONVERTIBLE DEBENTURES AND PROMISSORY NOTES

Composed of:

	September 30, 2010	December 31, 2009

Convertible debentures	$9,944,694	$2,614,256
Promissory notes	953,729	1,340,974
	$10,898,423	$3,955,230

The convertible debentures and promissory notes are unsecured and mature and become due as follows:

	September 30, 2010	December 31, 2009

Amount due in 2010	837,736	2,712,572
Amount due in 2011	1,465,866	330,611
Amount due in 2013	-	912,047
Amount due in 2015	8,594,821	-
	$10,898,423	$3,955,230

On May 31, 2010 the Company, after receipt of signed conversion notices from its debtors, completed the conversion of 12 debentures, with principal and interest owing of $2,403,461, into 2,577,254 common shares.

On May 31, 2010 the Company renegotiated with certain convertible debenture holders to amend the maturity dates of debentures totalling $1,440,000, to July and August 2011, with interest at 7% and with conversion rights at the option of the holder at $1.00 per common share.

On August 31, 2010 the Company renegotiated with certain convertible debenture holders to amend the maturity dates of debentures totalling $40,000, to September 2011, with interest at 10% and with conversion rights at the option of the holder at $0.30 per common share.

During the nine months ended September 30, 2010, the Company issued various debentures totalling $496,900, convertible into common shares at prices ranging from $0.30 to $1.00 per share.  The debentures bear interest at 4% to10% and mature in April, May and July 2011.

LATTENO FOOD CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 and 2009

(Expressed in United States Dollars)

10.	COMMITMENTS AND CONTINGENCIES

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
$13,448,726

As at September 30, 2010, the Company is currently a party to litigition relating to claims the Company commenced in January 2010 against the predecessor owners of the Teixeira brand name, for breach of non-compete terms of the purchase agreement and for theft of company property and records.

11.	CAPITAL STOCK AND WARRANTS

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

In the second year of operations the Company plans to complete the following milestones:

•	Increase overall performance and profitability of Global Milk such that it reaches a self-sustaining status as well as reach a profitable status for the Latteno group as a whole

•	Achieve a favourable outcome with the arbitration in progress relating to the Teixeira brand, enabling us to recommence sales of this brand

•	Delete

•	Introduce key individuals to create a sound management team and board of directors that add to industry experience to the Latteno team

•	Increase annual gross revenues to $80 million and annual net operating cash flow to $12 million for 2011

•	Commence a second strategic acquisition of a food company

•	Begin selling Latteno coffee products through Teixeira distribution lines

•	Expand geographically to become an exporter to markets with a high demand for coffee and other related breakfast products, i.e. U.S., China and Europe

•	Review existing OTCBB listing and AMEX listing and devise a plan for entering NASDAQ or equivalent exchange

In the third and subsequent years of operation the Company plans to complete the following milestones:

•	Continue expansion by completing 3rd and 4th acquisitions by year four

•	Acquisitions and expansion will be established in all US, European, Asian and South American markets where opportunities exist

•	At the end of year four net cash from operations averages $3 million per month

•	At the end of year four gross revenues averages $20 million per month

•	We can develop vertically defined markets and alliances

Results of Operations for the Nine Months Ended September 30, 2010

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

In August 2010, we commenced sales and operations with 40 sales reps covering the state of Sao Paulo (46% of Brazilian GDP).  Sales are gradually increasing as we introduce these brands to our existing customer base.

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

This fiscal year to date, we have raised over US$200,000 in the form of loans and convertible debentures to provide necessary working capital funding.  We are continuing to seek similar financing until such time as our Global Milk operations reach a profitable stage.  This is expected to be in the fourth quarter of 2010.

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

As the second phase of the Company’s efforts to restructure itself, the Company filed an information statement with the SEC on September 14, 2009 to notify its stockholders of the following:

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of September 30, 2010, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As at September 30, 2010, the Company is currently a party to litigation relating to claims the Company commenced in January 2010 against the predecessor owners of the Teixeira brand name for breach of non-compete terms of the purchase agreement and for theft of company property and records. The Brazilian Court of Appeals suspended the use of the trademark by Global Milk on a temporary basis until the situation between the parties is settled. The decision in not yet final. The Company intends to move to suspend the Court of Appeals’ decision regarding the use of the Teixeira trademark.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Markham, Ontario, on the 19th of November 2010.

LATTENO FOOD CORP

By:	/s/ Daniel Ollech
Daniel Ollech
Chief Executive Officer