Form 10-K
period 2010-12-31
Latteno Food Corp
filed 2011-04-15
CIK 743241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes ☐ No ☒

As of December 31, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,688,000.

As of December 31, 2010, there were 34,418,840 shares of Common Stock, par value $0.001 per share issued and outstanding.

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

On May 13, 2009, the Company entered into a purchase and sale agreement to purchase 60% of the outstanding shares of Global Milk Businesses and Administration of Private Properties Ltda. ("Global Milk"), a limited liability company, incorporated in the State of Sao Paulo, Brazil. Global Milk holds the rights of certain intellectual property of the brand name products manufactured and sold under the brand name Teixeira, a very strong dairy product brand name and distribution system throughout Brazil. A copy of the Share Purchase and Sales Agreement, Shareholders Agreement of Global Milk, Agreement for the Surrender and Transfer of Trademarks, and the Alteration of Social Contract of Global Milk, are filed as Exhibits to this Form 10-K, as Exhibit 2.1, 10.1, 10.2 and 10.3 respectively.  On February 10, 2010 Latteno completed the payment and capital contributions required of the acquisition of Global Milk.

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

As at December 31, 2010, the Company is currently a party to litigation relating to claims the Company commenced in January 2010 against the predecessor owners of the Teixeira brand name, for breach of non-compete terms of the purchase agreement and for theft of company property and records. The other party has counter claimed against Global Milk and has received an injunction preventing the use of the brand names acquired by Global Milk. The outcome of this litigation is uncertain and expected to take considerable time to resolve, as the courts in Brazil move slowly.

Keys to Success

Establishing strong management team - The right acquisitions are the foundation upon which the Latteno plan is built. A strong acquisition team is mission critical as this is where the revenue and profitability of our product offerings is generated. The food industry space has low costs of entry and competitors can be easily spawned, however Latteno will be able to create a larger profit due to its broader scope and vast sources of revenues and sales opportunities and therefore can offer its employees a better deal and rewards. A critical component is that our plan ensures that our acquisition team will have ownership in Latteno, thus maximizing the commitment to our mutual success.

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

Keeping costs low - Latteno is committed to a common sense, frugal start up, controlled growth and innovative management processes. Our initial staff/management team shall be busy filling many roles until such time as the organization can profitably expand and then fill the roles through additional hiring needed by an expanding profitable organization.

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

Item 2. Properties

Our principal executive offices are located at 8953 Woodbine Ave , Markham, Ontario L3R 0J9, which we pay rent on a monthly basis for $2,500. We also have executive offices located at Rua Luis Coelho 223, 8th Floor, Conjunto 81, Cerqueira Cesar, Sao Paulo, S.P. - Brazil CEP: 01309-901 which we rent on a monthly basis for $987. We also lease a coffee plant located at Avenida Engenheiro, Penido 1142, Cruzeiro, S.P., Brazil, which consists of 16,620 square meters. We pay a yearly payment of $802,909 for this factory. We believe that our properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

Item 3. Legal Proceedings

As of December 31, 2010, we were currently in litigation with the previous owners of Teixiera brand, Castrol Inc. over the rights to the Teixiera brand. The outcome of this matter is uncertain..

Item 4. Removed and Reserved

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)

Quarter Ended	High	Low

December 31, 2010	$0.10	$0.10
September 30, 2010	$0.60	$0.60
June 30, 2010	$0.72	$0.72
March 31, 2010	$0.04	$0.04
December 31, 2009	$0.80	$0.01
September 30, 2009	$0.88	$0.04
June 30, 2009	$0.12	$0.02
March 31, 2009	$0.20	$0.02

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common stock is issued in registered form. OTR Transfer, Inc., 1000 SW Broadway Street, Suite 920, Portland, Oregon 97205 (Telephone: 503.225.0626; Facsimile: 503.273.9168) is the registrar and transfer agent for our common stock.

Holders

On December 31, 2010 the stockholders’ list of our common stock showed 1,345 registered stockholders and 34,418,840 shares outstanding. On December 31, 2010, the last reported sale price of our common stock on the National Association of Securities Dealers OTC Bulletin Board was $0.10 per share.

Dividends

We declared no dividends in the fiscal year ended December 31, 2010 and we do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our Common Stock other than as described below, we intend to retain future earnings for use in our operations and the expansion of our business.

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

Dairy

Latteno has acquired 100% of the common stock of Global Milk, a private Brazilian Company that owns the Teixeira brand name, distribution system and sales system. Latteno plans to exclusively out-sources all of the production of the Teixeira products to the Teixeira factories. This acquisition was made in order to utilize the Teixeira distribution system and extensive brand recognition as its Brazilian "Engine" that will promote the group's products.

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

In 1989, Teixeira revised its corporate base and reorganized its operations in preparation for the global economy that it envisioned. This effort spawned S. Teixeira Food Products Ltda.

With a modern view of the market, Teixeira outsources certain stages of production, specializing in the areas of: finishing, packaging, sales and marketing, distribution, logistics, customer service, delivery and quality control. Teixeira aims to meet the diverse needs of the market and consumer, consistent with an international market approach. Teixeira aimed to meet the diverse needs of the market and consumer, consistent with an international market approach. The Teixeira brand received numerous national and international awards quality of their products.

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

Current Plans for the Teixeira Brand Name

The Company is currently in litigation with previous owners of Teixiera brand, Castrol Inc. Latteno took action against the previous owners for breach of the terms of the joint venture agreement and the result was to exclude Castrol as a partner. Castrol filed a counter litigation, the Company has suspended use of the Teixiera brand in its product sales. The recent strikes of the courts in Brazil have delayed the closing of this litigation, however Latteno still controls the sales force, customer lists and distribution chain acquired from Teixiera and therefore management will recommence operations after litigation.

Current Plans for Other Brand Names

Management has negotiated with two other food producers of diary and cheese products, whereby it has received certain exclusive distribution rights. In addition, the Company has supplier lines of credit secured for these products. Management plans to continue with these brands and add the Teixiera brand back into the product mix, once litigation is settled. The Company also has an option to buy these brands if certain targets are met in the future.

As a component of the launch of these new branded products, on July 28, 2010, the Company held its first sales convention in Alphaville, Sao Paulo. More than 40 sales teams attended from the Sao Paulo Area, to introduce the new brands and products. The convention was a success, with sales starting the next day and receiving positive customer feedback.

Continuing with these new brands will require additional working capital, which the Company is currently seeking.

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

Currently the company has no plans to continue with the factory and is unable to estimate the costs of doing so.

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

Results of Operations for the Year Ended December 31, 2010

Hiring of Staff and Contractors

As a result of conflicts of interest we believe existed with Javier Tano Feijo, we have terminated the contract with him as the President of Global Milk. We have engaged the services of Mr. Arnaldo Segal as the legal representative of Latteno Food Corp in Brazil and he became the new President of Global Milk, replacing Javier Tano Feijo in February 2010. Mr. Javier Tano Feijo continues as Head of Commercial Operations, through a consulting agreement with Global Milk. We also retained Mrs. Juliana Carrilo Vieira as the legal counsel for Global Milk.

In July 2010, we hired a sales manager and other administrative staff for our Global Milk division..

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

Royalties Earned and Receivable

According to the agreement for use of the trade name, we are owed royalties on any sales of the trade name by Teixiera, until such time as the operations have been transferred. Since commencement of operations in June 2009, we have earned and have royalties receivable from S.Teixeira Industria de Laticinios Ltda (“Teixeira”) in excess of $600,000. The amount refers to the percentage on Teixeira gross sales in excess of $12,000,000 in the period from May 15, 2009 to March 31, 2010. The Company receivable from Teixeira products as a transitional remedy until such time as Global Milk was transacting the purchase and sales directly. If there is any remaining balance owing after the resolution of the current dispute, this will be offset against the final payment of the balance owing to Teixiera for the acquisition of their intangible assets, once settled by the courts.

Customers and Sales

For the year ended December 2010, we grossed billings of $39,269

In August 2010, we commenced sales and operations with 40 sales reps covering the state of Sao Paulo (46% of Brazilian GDP). Sales are being improved slowly, we hope to introduce these new brands to many of our customers.

By September 2010, we plan to start sales in three other states (Rio de Janeiro, Bahia and Pernambuco) which represent another 25% of Brazilian GDP.

Structure

During the second quarter, we moved the Global Milk offices to Rua Jaragua 90, Bom Retiro, Sao Paulo and reduced our rent payments, theses offices will be used as a temporary location, until our full operations are ready to commence at which time we will move to offices closer to our logistic distributor.

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

FINANCIAL CONDITION AND LIQUIDITY

Financing

On February 10, 2010 Latteno completed the payment and capital contributions required of the acquisition of Global Milk. Latteno first acquired land located in Brazil from AES Comercial Ltda through the issuance of a convertible debenture totally $8,446,421 (15,000,000 Reals). The note bears interest at 2.75% per annum and matures on February 9, 2015. This land was then transferred to Global Milk, as part of the required capital contributed. Latteno issued an additional convertible debenture to Global Milk for $2,711,497 (5,000,000 Reals). The note bears interest at 2.75% per annum and matures on February 9, 2015.

Latteno’s partner, the 40% non-controlling interest of Global Milk was notified by Latteno that they were in violation of the shareholders agreement, due to breach of non-compete clause. The remaining $2,815,474 (5,000,000 Reals) payable to Castrol for the GM shares acquired was therefore no longer payable.

The above transactions completed the 25,000,000 Reals requirements of Latteno’s acquisition of Global Milk.

We have negotiated working capital funding for our purchases in the amount of $1,000,000 Reals and continuing to negotiate credit terms with suppliers as our operations mature.

This fiscal year to date, we have raised over $200,00 in the form of loans and convertible debentures to provide necessary working capital funding. We are continuing to seek similar financing until such time as our Global Milk operations reach a profitable stage. This is expected to be in 2011.

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

The final phase of restructuring was completed on May 31, 2010, whereby the Company converted $3,470,000 into common stock. In addition, the Global Milk subsidiary has negotiated the necessary supplier lines of credit for its Brazilian dairy division.

The board of directors believe these actions have structured the debt and equity of the Company to enable the effective implementation of its plan of operations in Brazil.

FISCAL YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2009

Net Income (Loss)

The Company’s consolidated net loss for the fiscal year ended December 31, 2010 amounted to $11,776,519 compared to a consolidated net income of $3,091,041 for the year ended December 31, 2009. The difference arose primarily from the stock based compensation and impairment of intangible assets for the year..

Revenue

For the fiscal year ended December 31, 2010, the Company generated $32,188 in revenue, compared to $1,300,353 for the previous year. Due to the litigation with Teixiera, the operation was suspended and have had minimal sales activity.

The revenue from coffee production through the fiscal year ended December 31, 2010 and 2009 was nil in light of the Company’s management strategy to make sales through a targeted marketing arm to be acquired in the near future. The Company’s operations are suspended at this moment due to changes in the structure of its operations, including the refurbishment of its factory in Brazil, which is expected to be completed in 2010.

Cost of Revenues

The cost of revenues through the fiscal year ended December 31, 2010 was $78,163, compared to the cost of revenue for the previous year $1,183,927.

General and Administrative Expenses

The consolidated general and administrative expenses for through the fiscal year ended December 31, 2010 amounted to $653,790, compared to consolidated general and administrative expenses of $598,053 for the previous year.

The increase in general and administrative expenses was attributable primarily to the increase in professional services and legal expenses of the Company.

Financial Expenses

The consolidated financial expenses for the fiscal year ended December 31, 2010 amounted to $542,559, compared to consolidated financial expenses of $348,481 for the previous year.

The increase in financial expenses through the fiscal year ended December 31, 2010 results from increased interest and financing charges related to the convertible notes incurred over the past 12 months.

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

Item 8. Financial Statements and Supplementary Data

LATTENO FOOD CORP. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	18
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets as at September 30, 2010 and December 31, 2009	19 - 20
Consolidated Statements of Loss and Comprehensive Loss	21
Consolidated Statements of Stockholders' Deficit	22
Consolidated Statements of Cash Flows	23
Notes to the Consolidated Financial Statements	24 - 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Latteno Food Corp. and subsidiary

We have audited the accompanying consolidated balance sheets of Latteno Food Corp. (a Delaware corporation) and subsidiary as of December 31, 2010 and 2009 and the related consolidated statements of loss and comprehensive loss, stockholders' deficit and cash flows for the two years in the period ended December 31, 2010. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Latteno Food Corp. and subsidiary as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the company has suffered losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fazzari + Partners LLP, Chartered Accountants

Licensed Public Accountants
Vaughan, Ontario, Canada
14 April 2011

LATTENO FOOD CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31
(Expressed in United States Dollars)

	Note	2010	2009

ASSETS
Current Assets
Cash and cash equivalents		$6,789	$64,409
Accounts receivable, net of allowance for doubtful accounts of $871,942 (2009 - $Nil)		4,029	612,606
Note receivable-current portion	5	202,416	148,491

Total Current Assets		213,234	825,506

Long-Term Assets
Note receivable	5	5,247,808	5,450,224
Property, plant and equipment, net	6	8,962,489	6,542

Total Long-Term Assets		14,210,297	5,456,766

Other Assets
Intangible assets	7	1	9,987,200

Total Other Assets		1	9,987,200

Total Assets		$14,423,532	$16,269,472

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31
(Expressed in United States Dollars)

	Note	2010	2009

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness		$14,353	$-
Accounts payable	8	1,474,576	1,315,266
Due on acquisition of intangible assets	9	3,839,782	12,108,600
Accrued liabilities and other payables	10	1,582,679	1,244,961
Convertible debentures and promissory notes - current portion	11	812,377	3,043,183

Total Current Liabilities		7,723,767	17,712,010

Long-Term Liabilities
Convertible debentures and promissory notes	11	10,205,772	912,047

Total Liabilities		17,929,539	18,624,057

Minority Interest in Consolidated Subsidiary		-	121,381

Commitments and Contingencies	12

Going Concern	2

Stockholders' Deficit	13
Common shares of $0.001 par value; Authorized: 400,000,000 shares; Issued and outstanding: 34,418,840 (2009 - 28,222,524)		34,419	28,222
Additional paid-in capital		29,337,278	18,666,131
Stock to be issued		110,000	110,000
Deferred stock based compensation		(178,593)	(247,727)
Accumulated other comprehensive loss		709,134	(908,225)
Accumulated deficit		(33,518,245)	(20,124,367)

Total Stockholders' Deficit		(3,506,007)	(2,475,966)

Total Liabilities and Stockholders' Deficit		$14,423,532	$16,269,472

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
FOR THE YEAR ENDED DECEMBER 31
(Expressed in United States Dollars)

	2010	2009

REVENUES	$32,188	$1,300,353

COST OF GOODS SOLD	78,163	1,183,927

GROSS (LOSS) PROFIT	(45,975)	116,426

ROYALTIES	-	439,428

EXPENSES
Rent and occupancy costs	813,787	808,152
Management and directors fees	210,000	252,916
General and administrative	653,790	598,053
Bad debts	871,942	-
Stock based compensation	2,539,133	-
Amortization	947	227

TOTAL OPERATING EXPENSES	5,089,599	1,659,348

LOSS FROM OPERATIONS	(5,135,574)	(1,103,494)
Interest, net	(542,559)	(348,481)
Foreign exchange	333,703	(1,181,746)
Other income, net	554,418	572,286
Impairment of intangible assets (Note 7)	(8,657,599)	-

NET LOSS FROM OPERATIONS BEFORE INCOME TAXES	(13,447,611)	(2,061,435)
Provision for income taxes	-	-

NET LOSS FROM OPERATIONS BEFORE MINORITY INTEREST	(13,447,611)	(2,061,435)

Minority interest in loss of subsidiaries	53,733	121,381

NET LOSS	$(13,393,878)	$(2,182,816)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	1,617,359	(908,225)

COMPREHENSIVE LOSS	$(11,776,519)	$(3,091,041)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.46)	$(0.24)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	29,249,537	8,947,726

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Expressed in United States Dollars)

	Preferred Stock			Common Stock					Accumulated
	Number	Amount	Additional Paid-In Capital	Number	Amount	Additional Paid-In Capital	Treasury Stock	Deferred stock based compensation	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balance January 1, 2009	3,753,956	$373,596	$4,570,228	7,499,676	7,499	$2,854,257	$145,000	$-	$-	$(17,941,551)	$9,029
Issuance of shares for services	-	-	-	1,001,857	1,002	422,529	-	(247,727)	-	-	175,804
Common stock issued for accrued interest	-	-	-	676,210	676	134,566	-	-	-	-	135,242
Warrants exercised	-	-	-	1,500,000	1,500	298,500	-	-	-	-	300,000
Common stock to be issued for cash	-	-	-	925,000	925	184,075	-	-	-	-	185,000
Common stock repurchased	-	-	-	(500,000)	(500)	(299,500)	-	-	-	-	(300,000)
Common stock to be issued	-	-	-	250,000	250	144,750	(35,000)	-	-	-	110,000
Preferred stock converted to common shares	(3,753,956)	(373,596)	(14,570,228)	16,869,781	16,870	14,926,954	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	-	(908,225)	-	(908,225)
Net loss for the year	-	-	-	-	-	-	-	-	-	(2,182,816)	(2,182,816)

Balance, December 31, 2009	-	$-	$-	28,222,524	$28,222	$18,666,131	$110,000	$(247,727)	$(908,225)	$(20,124,367)	$(2,475,966)
Issuance of shares for services	-	-	-	2,718,862	2,719	2,467,282	-	-	-	-	2,470,001
Issuance of shares for debt	-	-	-	900,200	901	1,035,733	-	-	-	-	1,036,634
Issuance of shares on conversion of notes	-	-	-	2,577,254	2,577	2,400,883	-	-	-	-	2,403,460
Exclusion of Global Milk joint venture partner	-	-	-	-	-	4,767,249	-	-	-	-	4,767,249
Amortization of stock compensation	-	-	-	-	-	-	-	69,134	-	-	69,134
Foreign currency translation	-	-	-	-	-	-	-	-	1,617,359	-	1,617,359
Net loss for the year	-	-	-	-	-	-	-	-	-	(13,393,878)	(13,393,878)

Balance, December 31, 2010	-	$-	$-	34,418,840	34,419	$29,337,278	$110,000	$(178,593)	$709,134	$(33,518,245)	$(3,506,007)

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31
(Expressed in United States Dollars)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,393,878)	$(2,182,816)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	947	227
Write down impairment loss of intangible assets	8,657,599	-
Minority interest	(53,733)	121,381
Interest due to convertible notes and bank debts	588,224	335,388
Stock based compensation	2,539,133	175,804
Allowance for doubtful debt	678,445	-
Acquisition of subsidiary	-	2,121,400
Interest on note receivable	(554,418)	(568,383)

Changes in operating assets and liabilities:
Accounts receivable	(69,868)	(612,606)
Prepaid and sundry assets	-	12,885
Current portion - note receivable	(53,925)	(22,067)
Note receivable	756,834	724,976
Accounts payable	322,510	935,399
Accrued liabilities and other payables	337,718	(801,334)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(244,412)	240,254

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(3,917)	(4,751)

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(3,917)	(4,751)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank loans	14,353	(669)
Proceeds from convertible debentures	460,733	-
Repayment of advances to related party	-	442,800
Proceeds from the issuance of common stock	-	295,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	475,086	737,131

EFFECT OF FOREIGN CURRENCY TRANSLATION	(284,377)	(908,225)

NET (DECREASE) INCREASE IN CASH	(57,620)	64,409

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	64,409	-

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,789	$64,409

The accompanying notes are an integral part of these consolidated financial statements.

LATTENO FOOD CORP. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009
(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS AND BUSINESS COMBINATION

Latteno Food Corp. (formerly B&D Food Corp.) (“Latteno” or “the Company”) is a US corporation that concentrates in acquiring, organizing, developing and upgrading companies in the food industry, and more specifically in the dairy and coffee industry. Currently the Company's operations are on hold, but has plans to recommence operations through its subsidiary in Brazil and is developing a plan of operations for its leased facilities in Brazil.

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
DECEMBER 31, 2010 and 2009
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

LATTENO FOOD CORP. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009
(Expressed in United States Dollars)

	2010	2009

Net loss Attributable to Latteno Food Corp.	$(13,447,611)	$(2,061,435)
Transfers (to) from the Noncontroling Interest:	53,733	(121,381)
Increase in Latteno’s Additional Paid in Capital for the exclusion of the Shareholders of the Noncontrolling Interest	4,767,249	-
Change from Net Income Attributable to Latteno and Transfers (to) from the Noncontrolling Interest	$(8,626,629)	$(2,182,816)

2.	GOING CONCERN

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has raised capital and financing to cover all of its losses from operations since inception but the Company's ability to continue as a going concern is contingent upon its ability to attain and sustain profitable operations and to generate sufficient capital and financing from external investors and lenders. For the year ended December 31 2010 the Company experienced a net loss of $13,393,878 (December 31, 2009 - $2,182,816) and has a working capital deficiency of $7,510,533 (December 31, 2009 - $16,886,504).

The operations of Latteno are currently on hold due to the pending litigation relating to the acquisition of the Teixiera brand through its Global Milk subsidiary, further described in Note 1 and 7. The results of this litigation are unknown and the Company is unable to continue use of the brand name until such time as the matter is resolved in the Company's favor. Management is currently reviewing the Company's options to continue in the dairy industry. In addition, Management will seek the necessary financing to fund overhead costs until a detailed plan is in place.

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
DECEMBER 31, 2010 and 2009
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

Revenues from coffee and dairy products are recognized upon delivery of goods and transfer of title to the customers and when collection is reasonably assumed.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on account and short-term investments with remaining maturities at acquisition of three months or less.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation, based on the estimated useful lives of the assets, is provided using the under noted annual rates and methods:

Computers, furniture and machinery	3-16 year straight line
Motor vehicles	7 year straight line

LATTENO FOOD CORP. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009
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

LATTENO FOOD CORP. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009
(Expressed in United States Dollars)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to SFAS No. 128, Earnings per Share, which requires disclosure in the financial statements of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the years ended 31 December 2010 and 2009. The Company had stock warrants which, due to the losses incurred, are considered anti-dilutive equity instruments, accordingly, the effect of these instruments have not been reflected in loss per share for the years ended 31 December 2010 and 2009.

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

Impairment of Long-lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates annually at year end whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. As described in note 2, the long-lived assets have been valued on a going concern basis. However, substantial doubt exists as to the ability of the Company to continue as a going concern. As the Company ceased operations, the asset values been materially impaired, see Note 7.

LATTENO FOOD CORP. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009
(Expressed in United States Dollars)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

The Company accounts for purchased intangible assets in accordance with Statement of Financial Accounting Standards ASC No. 350 "Intangibles - Goodwill and Other Intangible Assets". Under ASC No. 350, goodwill and any other intangible assets deemed to have indefinite lives are not subject to amortization; however, goodwill is subject to impairment reviews, which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill or other indefinite lived intangibles might be impaired. The Company performs its annual assessment of impairment in the fourth fiscal quarter. For goodwill the first step compares the fair value of a reporting unit to its carrying amount, including goodwill. The Company has determined that it has one reporting unit. The estimated fair value is determined utilizing the expected present value of the future cash flows of the unit. If the carrying amount of the reporting unit exceeds its fair value, no further analysis is necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the fair value of the goodwill. If fair value is less than the carrying amount, an impairment loss is reported as a reduction to the asset and a charge to operating expense.

Included in intangible assets are trademarks, patents and completed technology.

The Company tested goodwill and other intangibles deemed to have indefinite lives for impairment at December 31, 2010 and because its carrying amount exceeds the estimated fair value of the Company's reporting unit, management casts substantial doubts on the recoverability of these intangibles and determined that an impairment loss of its full carrying amount of $8,657,000 has been recorded at year end.

Concentrations

SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company does not have significant off-balance-sheet risk or credit concentration. The Company maintains cash with major financial institutions. From time to time, the Company has funds on deposit with commercial banks that exceed federally insured limits. Management does not consider this to be a significant risk. Trade receivables are derived from sales to major customers located primarily in Brazil. The Company’s subsidiary performs ongoing credit evaluations of its customers and obtains letters of credit and bank guarantees for certain receivables. An allowance for doubtful accounts is determined with respect to those amounts that were determined to be doubtful of collection and a general allowance is provided to cover additional potential exposures.

LATTENO FOOD CORP. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009
(Expressed in United States Dollars)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) ratified Accounting Statement Update (ASU) 2009-13 (ASU 2009-13), Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, which eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists and otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. ASU 2009-13 shall be effective in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption, or retrospectively for all periods presented. The Company will adopt this standard effective January 1, 2011. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), "Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition." The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

5.	NOTE RECEIVABLE

On July 1, 2008, the Company completed execution of a stock purchase agreement with SBKF Investments, Ltd. (the “Purchaser”) for the sale of 100% of the issued and outstanding common stock of BDFC Brasil Alimentos Ltda. a subsidiary of the Latteno. The purchase price totalled $5,764,847 and in consideration the Company received a note bearing annual interest of 10% repayable in equal annual payments of principal and interest of $702,909. The balance payable at December 31, 2010 including accrued interest is $5,450,224.

LATTENO FOOD CORP. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009
(Expressed in United States Dollars)

6.	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows:

	2010	2009

Land	$8,949,000	$-
Computers, machinery & equipment	12,558	5,357
Furniture & fixtures	2,156	1,416

	8,963,714	6,773
Accumulated depreciation	(1,225)	(231)

Net book value	$8,962,489	$6,542

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

7.	INTANGIBLES

Latteno has determined that it is the accounting acquirer and has obtained control of Global Milk. Latteno has therefore consolidated 100% of Global Milks assets and liabilities. Management has determined that the net assets of Global Milk on the date of acquisition consisted of trademarks and patents valued at $9,987,200.

Due to the pending litigation, further described in Note 11, the Company tested goodwill and other intangibles deemed to have indefinite lives for impairment at December 31, 2010 and because its carrying amount exceeds the estimated fair value of the Company's reporting unit, management casts substantial doubts on the recoverability of these intangibles and determined that an impairment loss of its full carrying amount of $8,657,599 has been recorded at year end.

8.	ACCOUNTS PAYABLE

	2010	2009

Trade payable	$1,249,576	$1,190,266
Rent payable	225,000	125,000

	$1,474,576	$1,315,266

LATTENO FOOD CORP. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009
(Expressed in United States Dollars)

9.     DUE ON ACQUISITION OF INTANGIBLE ASSETS

Due on acquisition of intangibles represents the Global Milk subsidiary’s balance owing on the acquisition of the Teixiera brand intellectual property.  The balance of Reals$6,436,000 is non-interest bearing and due on demand.

10.	ACCRUED LIABILITIES AND OTHER PAYABLES

	2010	2009

Employees and related institutions	$335,712	$65,403
Amounts payable to stockholders of the Company, unsecured, non-interest bearing and payable on demand	1,234,967	1,169,558
Other accrued liabilities	12,000	10,000

	$1,582,679	$1,244,961

11.	CONVERTIBLE DEBENTURES AND PROMISSORY NOTES

Composed of:

	2010	2009

Convertible debentures	$10,031,637	$2,614,256
Promissory notes	986,512	1,340,974

	$11,018,149	$3,955,230

The convertible debentures and promissory notes are unsecured and mature and become due as follows:

	2010	2009

Amount due in 2010	812,377	2,712,572
Amount due in 2011	1,552,238	330,611
Amount due in 2013	-	912,047
Amount due in 2015	8,653,534	-

	$11,018,149	$3,955,230

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

On August 31, 2010 the Company renegotiated with certain convertible debenture holders to amend the maturity dates of debentures totaling $40,000, to September 2011, with interest at 10% and with conversion rights at the option of the holder at $0.30 per common share.

During the year ended December 31, 2010, the Company issued various debentures totaling $496,900, convertible into common shares at prices ranging from $0.30 to $1.00 per share. The debentures bear interest at 4% to10% and mature in April, May and July 2011.

LATTENO FOOD CORP. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009
(Expressed in United States Dollars)

12.	COMMITMENTS AND CONTINGENCIES

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

$13,448,726

As at December 31, 2010, the Company is currently a party to litigation relating to claims the Company commenced in January 2010 against the predecessor owners of the Teixeira brand name, for breach of non-compete terms of the purchase agreement and for theft of company property and records. The other party has counter claimed against Global Milk and has received an injunction preventing the use of the brand names acquired by Global Milk. The outcome of this litigation is uncertain and expected to take considerable time to resolve, as the courts in Brazil move slowly.

13.	CAPITAL STOCK AND WARRANTS

On July 17, 2009 the Company issued 925,000 and 250,000 shares of its common stock at a price of $0.20 per share. The 250,000 shares related to the May 2008 subscription agreement and have accordingly been reclassified from stock to be issued.

On October 2, 2009 the Company entered into a subscription agreement for 550,000 shares of its common stock at a price of $0.20 per share .

On December 14, 2009 the Company issued 569,354 shares of its common stock for services by a consultant valued at the market rate on the date of issuance at $28,805 and part for future services to be rendered by the consultant valued at $247,726.

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

On December 14, 2009 a holder of warrants granted in January 2008 exercised the 30,000,000 warrants at $0.20 and 1,500,000 shares were issued. The Company immediately repurchased 500,000 of the shares issued at the market price of $0.60 per share.

On December 14, 2009 the 3,735,956 preferred shares were converted into 16,869,781 shares of the Company's common stock.

LATTENO FOOD CORP. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009
(Expressed in United States Dollars)

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

On May 31, 2010 the Company issued 697,000 common shares as payment for supplier debts which the Company had assumed as partial consideration for acquisition of the Teixiera brand.

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

The components of deferred income taxes, have been determined at the Brazilian statutory rate of 24% (2009 - 24%) and the combined U.S. federal and state statutory rate of 35% (2009 - 35%) and are as follows:

	2010	2009

Deferred income tax assets (liabilities):
Net operating loss carryforwards	$8,840,000	$4,921,000
Capital loss carryforwards	3,496,000	3,496,000
Valuation allowance	(12,336,000)	(8,417,000)

Deferred income taxes	$-	$-

LATTENO FOOD CORP. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009
(Expressed in United States Dollars)

The Company has net operating tax losses and capital losses available to be applied against future year’s income totaling approximately $24,868,000 and $23,304,000 respectively.

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

15.	WARRANTS

A summary of stock warrant activity is as follows:

	Shares Subject to Warrants	Weighted Average Exercise Price

Outstanding on 31 December 2008	2,475,000	$1.00
Granted	7,708,333	0.02
Exercised / forfeited / expired	(1,500,000)	0.20

Outstanding on 31 December 2009	8,683,333	0.25
Granted	-	-
Exercised / forfeited / expired	-	-

Outstanding and exercisable on 31 December 2010	8,683,333	$0.25

The following transactions occurred from 1 January 2009 through 31 December 2010:

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our 2010 fiscal year. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules 13a-15(e) and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Management concluded that we maintained effective internal control over financial reporting as of December 31, 2010.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control financial reporting that occurred during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2011.

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

Item 9B. Other Information

As of December 31, 2010, the Company is currently in default on its interest obligations under the following Notes:

Avishay Karawan	110,245
Ilan Karawan	117,792
Ido Lavyan	34,828
Cinthia Roice	140,542
Hila Avisar	161,040
Avi Sagi	159,712
Galia Barr Wilf	261,528
David Fisher	258,451
Liebler Dan	33,174
Mordechai Yalin	13,219
Alona Hirsch	32,972
Seth Farbman
Maor Madar	10333
Eli Madar	10,333
Schmuel Madar	20,667
Eitan Forlite	13,267
Total:	1,378,103

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

Arnold Segal is the legal representative of Latteno Food Corp in Brazil and joined Global Milk as President in February 2010. Mr. Segal is a Brazilian national who has over 20 years of experience in retail and distribution. Mr. Segal received his Bachelor of Science in Electronic Engineering from the University of Sao Paulo Polytechnic School of Engineering in 1978.

Javier Tano Feijo resigned as the President of Global Milk in February 2010 and now reports directly to Mr. Arnald Segal, but has been re-engaged as a consultant and maintains responsibility for the operating segment for the distribution of dairy products. Mr. Javier Tano Feijo is a seasoned executive with over 20 years of experience in Brazilian consumer goods companies. Mr. Feijo has taken part in many merger and acquisition transactions between Brazilian and multi-national companies.

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

Code Of Ethics

We have not adopted a code of ethics that applies to all of our directors, officers (including our chief executive officer and chief financial officer, and any person performing similar functions) and employees. We hoped to adopt such Code of Ethics during fiscal 2011.

Item 11. Executive Compensation

For the year ended December 31, 2010 members of management were paid as follows; Daniel Ollech and Jacques Ollech were each paid salaries of $90,000 for 2010, and Spence Walker was paid a total of $30,000 for his services.

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

Option/ SAR Grants

There were no grants of options or grant of restricted stock to executive officers or employees in 2010.

Aggregated Option/ SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/ SAR Values

No stock options were exercised by the named executive officers in 2010.

Long-Term Incentive Plan

There were no awards made to the executive officers in 2010.

Directors’ Compensation

The directors currently receive no compensation for acting as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth, as of December 31, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature of Beneficial Ownership	Percentage of Class(2)
Name and Address of Beneficial Owner
5% Shareholders
MSM Nominees Ltd.	3,306,478	9.61%
Directors and Executive Officers(1)
Daniel Ollech	5,057,441	14.69%
Jacques Ollech	4,371,741	12.70%
All Directors and Executive Officers as a Group (3 Persons)	9,620,849	27.95%

(1)	Each of our directors and executive officers may be reached at 8953 Woodbine Ave, Markham, Ontario L3R 0J9

(2)
Based on 34,418,840 shares of common stock outstanding as at December 31, 2010. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Equity Compensation Plan Information

Securities Authorized for Issuance under Equity Compensation Plans

We have established an Equity Compensation Plan. Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 13. Certain Relationships, Related Transactions and Director Independence

There were no related party transactions, other than salaries and fees paid to officers of the Company.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by the auditors for professional services rendered to our company for the fiscal years ended December 31, 2010 and 2009:

	2010	2009
Audit Fees	$40,500	$23,200
Audit Related Fees	-	-
Tax Fees	-	-
Total Fees	40,500	23,200

The Company does not have an audit committee and, as such, has not reviewed, considered or otherwise approved any such fees.

Item 15. Exhibits, Financial Statement Schedules

EXHIBITS

Number	Title
2.1	Share Purchase and Sale Agreement between B&D Food Corp. (now Latteno Food Corp.) and Global Milk, dated May 13. 2009. (1)
10.1	Shareholders Agreement of Global Milk, dated May 13, 2009. (1)
10.2	Agreement for the Surrender and Transfer of Trademarks, dated May 13, 2009. (1)
10.3	Alteration of Social Contract of Global Milk, dated May 13, 2009. (1)
31.1	Certification by Daniel Ollech, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Spence Walker, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Daniel Ollech, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Spence Walker, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on May 15, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on the 15th day of April, 2011.

Latteno Food Corp.

By: /s/ Daniel Ollech
Daniel Ollech
Chief Executive Officer